Form 10-Q
period 1996-03-31
DEBARTOLO REALTY CORP
filed 1996-05-15
CIK 912045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 1-12558

                          DeBARTOLO REALTY CORPORATION
             (Exact Name of registrant as specified in its charter)

        OHIO                                              34-1754014
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

         7655 Market Street                          Youngstown, Ohio  44513
(Address of principal executive offices)                    (Zip Code)

                                 (330) 758-7292
              (Registrant's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares outstanding of Common Stock, $.01 par value, at May 10, 1996 was 55,493,524.

                          DEBARTOLO REALTY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                -----------------



PART 1   FINANCIAL INFORMATION                                  PAGE NUMBER
                                                                -----------

           ITEM 1:  FINANCIAL INFORMATION                             3

           DEBARTOLO REALTY CORPORATION, CONSOLIDATED
           BALANCE SHEETS AS OF MARCH 31, 1996 AND
           DECEMBER 31, 1995                                          4

           DEBARTOLO REALTY CORPORATION, CONSOLIDATED
           STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED MARCH 31, 1996 AND 1995                              5

           DEBARTOLO REALTY CORPORATION, CONSOLIDATED
           STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
           ENDED MARCH 31, 1996 AND 1995                              6

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS             7

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                    12

PART II  OTHER INFORMATION                                           17

                          DEBARTOLO REALTY CORPORATION
                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated financial statements for these interim periods have been included. The results for the interim period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the DeBartolo Realty Corporation December 31, 1995 audited consolidated financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          DEBARTOLO REALTY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)




                                                                                   AS OF               AS OF
                                                                               MARCH 31, 1996     DECEMBER 31, 1995
                                                                                (UNAUDITED)          (AUDITED)
                                                                               --------------     -----------------
ASSETS:
    Investment properties (Note 4) .....................................         $1,947,324          $1,793,663
        Less accumulated depreciation ..................................            616,817             574,338
                                                                                 ----------          ----------
                                                                                  1,330,507           1,219,325
    Cash and cash equivalents ..........................................              7,373              25,851
    Restricted Cash.....................................................             14,885              13,910
    Short term investments .............................................              4,875              14,057
    Accounts receivable, less allowance for doubtful accounts
        of $9,506 and $10,070 in 1996 and 1995 .........................             42,137              39,103
    Investments in and advances to nonconsolidated joint
        ventures (Notes 4 and 5) .......................................             82,170             116,725
    Minority interest in capital deficits of consolidated joint ventures             33,866              25,496
    Deferred charges and prepaid expenses ..............................             85,101              77,103
                                                                                 ----------          ----------
                                                                                 $1,600,914          $1,531,570
                                                                                 ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
        Mortgages and notes payable (Note 4) ...........................         $1,470,274           1,348,573
        Accounts payable and accrued expenses ..........................             44,203              38,810
        Dividends and distributions payable ............................             28,255              28,225
        Deficits in nonconsolidated joint ventures (Notes 4 and 5) .....             36,436              71,147
                                                                                 ----------          ----------
                                                                                  1,579,168           1,486,755
                                                                                 ----------          ----------

    Commitments and contingencies ......................................                 --                  --

    Limited Partners' interest in Operating Partnership ................              8,295              17,142

    Shareholders' Equity:
        Preferred Stock, $.01 par value, 10,000,000 shares
             authorized, no shares issued and outstanding ..............                 --                  --
        Common Stock, $.01 par value, 175,000,000 shares
             authorized, 55,491,478 shares in 1996,
             55,329,162 shares in 1995, issued and outstanding .........                555                 553
        Additional paid-in capital .....................................             12,896              27,120
        Accumulated surplus ............................................                 --                  --
                                                                                 ----------          ----------
             Total Shareholders' Equity ................................             13,451              27,673
                                                                                 ----------          ----------
                                                                                 $1,600,914          $1,531,570
                                                                                 ==========          ==========


                             See accompanying notes

                          DEBARTOLO REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)





                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                   1996        1995
                                                                 --------    --------
REVENUES:
    Minimum rents ............................................   $ 56,554    $ 53,234
    Tenant recoveries ........................................     23,040      19,754
    Percentage rents .........................................      2,794       2,965
    Other ....................................................      6,038       3,276
                                                                 --------    --------
                    Total revenues ...........................     88,426      79,229
                                                                 --------    --------

EXPENSES:
    Shopping Center Expenses:
        Property operating ...................................      9,854       8,579
        Repairs and maintenance ..............................      8,172       6,177
        Real estate taxes ....................................      8,783       8,483
        Advertising & promotion ..............................      1,996       1,348
        Management expenses ..................................      2,122       1,397
        Provision for doubtful accounts ......................        598         614
        Ground leases ........................................        706         569
        Other ................................................        873       1,037
                                                                 --------    --------
                    Total shopping center expenses ...........     33,104      28,204

    Deferred stock compensation expense ......................         53          53
    Interest expense .........................................     29,524      30,873
    Depreciation and amortization ............................     15,525      14,160
                                                                 --------    --------
                                                                   78,206      73,290
                                                                 --------    --------

    Gain on sale of assets ...................................         --       3,761

    Income from nonconsolidated joint ventures (Notes 4 and 5)      3,481       1,755
    Minority partners' interest in consolidated joint ventures         65         284
                                                                 --------    --------
                    Income before extraordinary item .........     13,766      11,739

    Extraordinary item (Note 4) ..............................      9,191          --
                                                                 --------    --------
                    Income before Limited Partners' interest .     22,957      11,739

    Limited Partners' interest in the Operating Partnership ..     (8,762)     (4,842)
                                                                 --------    --------
                    Net income ...............................   $ 14,195    $  6,897
                                                                 ========    ========

    EARNINGS PER COMMON SHARE AND COMMON
        EQUIVALENT SHARE (NOTE 6):
            Income before extraordinary item .................   $   0.15    $   0.14
            Extraordinary item ...............................       0.10          --
                                                                 --------    --------
            Net income .......................................   $   0.25    $   0.14
                                                                 ========    ========

    WEIGHTED AVERAGE SHARES OUTSTANDING (000'S) ..............     55,610      48,982
                                                                 ========    ========


                             See accompanying notes

                          DEBARTOLO REALTY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (Dollars in thousands)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                        1996        1995
                                                                                     ---------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income .......................................................................   $  14,195    $  6,897
Adjustments to reconcile net income to net cash provided by Operating Activities:
    Amortization of formation costs ..............................................       2,397       3,531
    Amortization of interest rate protection agreements and deferred loan costs ..         164         778
    Gain on sale of assets .......................................................          --      (3,761)
    Depreciation and amortization ................................................      15,525      14,160
    Extraordinary item ...........................................................      (9,191)         --
    Deferred stock compensation expense ..........................................          53          53
    Minority partners' interests in consolidated joint ventures ..................         (65)       (284)
    Limited Partners' interest in the Operating Partnership ......................       8,762       4,842
    Income from nonconsolidated joint ventures ...................................      (3,481)     (1,755)
    (Increase) decrease in restricted cash .......................................        (975)      3,223
    Decrease (increase) in short term investments ................................       9,182      (1,488)
    (Increase) decrease in accounts receivable ...................................        (169)      6,783
    Increase in prepaid expenses and other .......................................      (2,792)     (3,968)
    (Decrease) increase in accounts payable and accrued expenses .................      (1,568)        281
                                                                                     ---------    --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................      32,037      29,292
                                                                                     ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to investment properties ...........................................     (14,510)    (11,066)
    Cash paid for tenant allowances ..............................................      (1,121)       (486)
    Additions to deferred charges for lease costs and other ......................      (1,152)       (635)
    Distributions from nonconsolidated joint ventures ............................       5,067       5,297
    Advances to and investments in nonconsolidated joint ventures ................      (6,455)       (150)
    Net proceeds from sale of assets .............................................         307       3,750
                                                                                     ---------    --------
    NET CASH USED IN INVESTING ACTIVITIES ........................................     (17,864)     (3,290)
                                                                                     ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt ...............................................         997         263
    Scheduled principal payments on mortgages ....................................      (1,635)     (1,589)
    Other payments on debt .......................................................        (298)         --
    Proceeds from dividend reinvestment plan .....................................          25          --
    Loan costs paid ..............................................................        (285)       (123)
    Minority partner distributions ...............................................        (620)       (127)
    Distributions to Limited Partners ............................................     (10,796)    (10,763)
    Dividends paid ...............................................................     (17,429)    (15,330)
    Decrease (increase) in affiliate receivables .................................      (2,610)      1,553
                                                                                     ---------    --------
    NET CASH USED IN FINANCING ACTIVITIES ........................................     (32,651)    (26,116)
                                                                                     ---------    --------

    NET (DECREASE) INCREASE IN CASH ..............................................     (18,478)       (114)

CASH AND CASH EQUIVALENTS:
    Beginning of period ..........................................................      25,851      38,899
                                                                                     ---------    --------
    End of period ................................................................   $   7,373    $ 38,785
                                                                                     =========    ========

SUPPLEMENTAL INFORMATION:
    Interest Paid ................................................................   $  22,776    $ 25,044
                                                                                     =========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH AND FINANCING ACTIVITIES:
    Step-up in connection with acquisition of additional interest in joint venture   $   7,296    $     --
                                                                                     =========    ========
    Historical cost basis of net investment properties consolidated as a result of
        acquisitions of additional interests in joint ventures ...................   $ 121,245    $     --
                                                                                     =========    ========
    Mortgages on those properties consolidated as a result of acquisitions of
        additional interests in joint ventures ...................................   $ 136,009    $     --
                                                                                     =========    ========
    Historical cost basis of net investment property disposed ....................   $  (4,040)   $     --
                                                                                     =========    ========
    Mortgage extinguishment relating to property disposition .....................   $ (13,372)   $     --
                                                                                     =========    ========
    Acquisition of certain businesses of Property Manager ........................   $   4,020    $     --
                                                                                     =========    ========

                          DEBARTOLO REALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


                             See accompanying notes




NOTE 1 - ORGANIZATION AND OWNERSHIP

DeBartolo Realty Corporation, (together with its subsidiaries and operating affiliates, sometimes referred to as the "Company"), is an Ohio corporation which operates as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Through its majority-owned managing general partnership interest in DeBartolo Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership") and indirectly, interests in DeBartolo Capital Partnership, a Delaware general partnership, the Company is engaged in the ownership, development, management, leasing, acquisition and expansion of super-regional and regional malls and community shopping centers.

The Company was formed to continue and expand the shopping mall ownership, management and development business of The Edward J. DeBartolo Corporation ("EJDC") in a portfolio which, as of March 31, 1996, consisted of 50 super-regional and regional malls (the "DeBartolo Malls"), 11 community centers and land held for future development (collectively, the "DeBartolo Properties"). The Company completed its initial public offering of securities (the "IPO") in April, 1994. At March 31, 1996, the Company was the sole general partner of and owned a 61.9% interest in the Operating Partnership. As of March 31, 1996, EJDC and certain affiliates (collectively, the "DeBartolo Group") and certain current and former employees of EJDC, along with JCP Realty, Inc. ("JCP"), own the remaining 38.1% interest in the Operating Partnership.

In addition, the Operating Partnership owns 100% of the non-voting preferred stock and a non-controlling common stock interest (5%) in DeBartolo Properties Management, Inc. (the "Property Manager") which provides certain architectural, design, construction and other services to substantially all of the DeBartolo Properties, as well as, certain other regional malls and community shopping centers owned by third parties.

                          DEBARTOLO REALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)





NOTE 2 - BASIS OF PRESENTATION

The financial statements of the Company are presented on a consolidated basis. Properties which are controlled through majority ownership have been consolidated and all significant intercompany transactions and accounts have been eliminated. Properties where the Company owns less than a majority interest have been accounted for under the equity method. One property, which is owned 2% by the Operating Partnership, is accounted for under the cost method.

The Operating Partnership owns 5% of the voting common stock and all of the nonvoting preferred stock of the Property Manager. The Company accounts for the investment in the Property Manager under the equity method.

Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 3 - RESTRICTED CASH

Cash is restricted primarily for renovations and redevelopment of the 17 DeBartolo Properties in connection with a securitized commercial pass-through certificate issuance simultaneously with the IPO.


NOTE 4 - MERGERS, ACQUISITIONS AND DISPOSITIONS

The Company entered into an Agreement and Plan of Merger, dated as of March 26, 1996 (the "Agreement"), among Simon Property Group, Inc., a Maryland corporation ("SPG"), its merger subsidiary and the Company, pursuant to which the Company agreed to merge with the merger subsidiary. The Agreement provides for the exchange of all outstanding Company common stock for SPG common stock, $0.0001 par value (the "SPG Common Stock"), at an exchange ratio of 0.68 shares of SPG Common Stock for each share of Company common stock. The merger is subject to the approval of shareholders of both SPG and the Company and other conditions. Upon effectiveness of the merger, SPG will be renamed Simon DeBartolo Group, Inc.

During January, 1996, the Property Manager acquired partnership interests of 33 1/3% and 25% in two joint ventures, respectively, from an unrelated joint venture partner. As a result, the Company effectively owns 65% and 74% of these joint ventures and includes the financial position and results of operations and cash flows of these joint ventures in its consolidated financial statements. Effective March 31, 1996, the Company acquired an additional 10% partnership interest in Miami International Mall. As a result, the Company owns 60% of this joint venture which is now included in the Company's March 31, 1996 consolidated balance sheet.

The Company transferred ownership of one property to its lender, as of March 1, 1996, fully satisfying the property's mortgage note payable. This property no longer met the Company's criteria for its ongoing strategic plan. The Company has recognized an extraordinary gain on this transaction of $9.2 million. The Operating Partnership's share of this property's net income (loss) for 1993, 1994 and 1995 was $9, ($760) and ($513), respectively. The Operating Partnership's share of this property's cash generated before debt payments and capital expenditures ("FFO") for 1993, 1994 and 1995 was $512, ($237) and $48, respectively.

Effective January 1, 1996, the Company acquired the management, leasing and certain other operating divisions of the Property Manager. The operating results of these divisions are included in the Company's consolidated financial statements net of eliminated intercompany transactions. The Property Manager continues to provide

                          DEBARTOLO REALTY CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                             (DOLLARS IN THOUSANDS)


architectural, engineering and construction services for the Company.







NOTE 5 - INVESTMENT IN NONCONSOLIDATED JOINT VENTURES

As a result of the above-discussed acquisitions, the combined Balance Sheet of the nonconsolidated joint ventures includes the financial position of nine joint ventures at March 31, 1996 and twelve joint ventures at December 31, 1995. Three joint ventures, in which the Company acquired additional partnership interests during the first quarter of 1996, are included in the Company's consolidated Balance Sheet at March 31, 1996 (see Note 4 above).



                                                                  MARCH 31,       DECEMBER 31,
                                                                    1996              1995
                                                                 (UNAUDITED)       (AUDITED)
                                                                 -----------       ---------
BALANCE SHEETS

      Investment properties (net)                                $ 498,042         $ 599,234
      Other assets                                                  36,411            43,094
                                                                 ---------         ---------
           Total assets                                            534,453           642,328
                                                                 ---------         ---------
      Mortgages and notes payable                                  447,657           584,495
      Other liabilities                                             39,405            90,549
                                                                 ---------         ---------
           Total liabilities                                       487,062           675,044
                                                                 ---------         ---------
      Accumulated equity (deficit)                                  47,391           (32,716)
      Less:  Outside partners' equity                               37,526               180
      Advances to nonconsolidated joint ventures                    35,869            78,474
                                                                 ---------         ---------
      Net surplus in nonconsolidated joint ventures              $  45,734         $  45,578
                                                                 =========         =========

      Net surplus (deficits) in nonconsolidated joint ventures
      is presented in the accompanying consolidated balance
      sheets as follows:
           Investments in nonconsolidated joint ventures         $  46,301         $  38,251
           Advances to nonconsolidated joint ventures               35,869            78,474
                                                                 ---------         ---------
           Total investments in and advances to
               nonconsolidated joint ventures                       82,170           116,725
           Deficits in nonconsolidated joint ventures              (36,436)          (71,147)
                                                                 ---------         ---------
                                                                 $  45,734         $  45,578
                                                                 =========         =========

                          DEBARTOLO REALTY CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 5 - INVESTMENT IN NONCONSOLIDATED JOINT VENTURES (CONTINUED)


The combined statements of operations for the nonconsolidated joint ventures include the operating results of ten joint ventures in 1996 and twelve joint ventures in 1995. The operating results of two joint ventures, in which the Company acquired additional partnership interest in January 1996, are included in the Company's consolidated operating statement. The operating results of one joint venture, in which the Company acquired additional partnership interest effective March 31, 1996, are included in the combined statement of operations below.


                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                                 1996      1995
                                               -------   -------
STATEMENTS OF OPERATIONS
Revenues:
      Minimum rents                            $21,652   $22,330
      Tenant recoveries                         10,315    11,040
      Percentage rents                           1,349     1,505
      Other                                      1,847     2,131
                                               -------   -------
           Total revenues                       35,163    37,006
                                               -------   -------

Expenses:
      Shopping Center Expenses:
           Property operating                    3,302     3,504
           Repairs and maintenance               2,843     2,910
           Real estate taxes                     4,380     4,746
           Advertising and promotion               965       754
           Management fees to affiliate          1,222     1,263
           Provision for doubtful accounts         314       296
           Ground leases                            --        30
           Other                                   342       467
                                               -------   -------
                                                13,368    13,970

      Interest expense                          10,925    14,124
      Depreciation and amortization              5,336     5,877
                                               -------   -------
                                                29,629    33,971
                                               -------   -------

               Net income                      $ 5,534   $ 3,035
                                               =======   =======

DeBartolo Realty Corporation's share of:
      Revenues less shopping center expenses   $ 9,893   $ 9,760
      Interest expense                           3,814     4,930
      Depreciation, amortization and other       2,598     3,075
                                               -------   -------
               Net income                      $ 3,481   $ 1,755
                                               =======   =======

                          DEBARTOLO REALTY CORPORATION
                        NOTES TO CONSOLIDATED STATEMENTS
                             (DOLLARS IN THOUSANDS)





NOTE 6 - EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Earnings per share and common share equivalent is based on the weighted average number of common stock and common stock equivalents outstanding during the first quarter of 1996. Common stock awarded but not yet issued under the deferred stock plan (42,400 shares) and the Company's long-term incentive plan (80,400 shares) have been considered common stock equivalents for the entire first quarter 1996.


NOTE 7 - DIVIDENDS

The Company declared a dividend of $0.315 per share on February 7, 1996 for the period of January 1, 1996 through March 31, 1996, payable on April 22, 1996 to shareholders of record on March 29, 1996. On April 3, 1996, the Company declared a second quarter dividend of $0.315 per share, payable July 22, 1996 to shareholders of record on June 30, 1996.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated and combined financial statements and the notes thereto.



GENERAL BACKGROUND

     The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 1996 and 1995.

     As used in this quarterly report on Form 10-Q, the term "Mall Store" means stores (other than Anchors) that are typically specialty retailers and lease space in shopping centers. "Anchor" generally refers to a department store or other large retail store in excess of 60,000 square feet. The term "Mall GLA" refers to the total gross leasable area of Mall Stores only.


RESULTS OF OPERATIONS

     During the first quarter of 1996, the Company acquired additional partnership interests of 33 1/3% and 25% in two of its then nonconsolidated joint ventures ("Property Transactions"). As a result of these transactions, the Company is now accounting for these properties using the consolidated method of accounting whereas in 1995 the Company used the equity method of accounting.



            COMPARISON OF COMBINED THREE MONTHS ENDED MARCH 31, 1996
                      TO THREE MONTHS ENDED MARCH 31, 1995



     REVENUES: Total revenues increased $9.2 million or 11.6% to $88.4 million in 1996 from $79.2 million in 1995. Of this increase, $3.5 million is attributable to the Property Transactions. Minimum rents increased $3.3 million or 6.2% in 1996 of which $2.3 million is the result of the Property Transactions. The remaining increase of $1.0 million is due to a $0.7 million increase in specialty leasing and a $0.3 million increase in minimum rents reflecting continued improvements in rental rates for reletting Mall Store space and rents from specialty anchors on space that was leased subsequent to the first quarter of 1995. Minimum rents include specialty leasing revenues of $2.6 million in 1996 and $1.9 million in 1995.

     Tenant recoveries increased $3.3 million or 16.6% of which $1.0 million is attributable to the Property Transactions. The remaining increase of $2.3 million is attributable to increased recoverable expenses. Other revenues increased $2.8 million primarily due to (i) $0.8 million increase in lease cancellation income, (ii) $0.6 million settlement of previously disputed phone commission income, (iii) a $0.7 million gain on sale of peripheral land, and (iv) $0.4 million increase in advertising revenues.

     Effective January 1, 1996, the Company acquired the management, leasing and certain other operating divisions of the Property Manager. As a result, the Company's other revenues include $0.3 million of management revenues and net profits of leasing and other activities relating to third party contracts and outside interests in joint ventures.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS





     SHOPPING CENTER EXPENSES: Shopping center expenses increased $4.9 million or 17.4% in 1996 of which $1.5 million is attributable to the Property Transactions. Property operating expenses and repairs and maintenance increased $3.3 million in 1996 of which $0.8 million is attributable to the Property Transactions. The remaining $2.5 million increase is due to a $1.1 million increase in snow removal costs and a $0.8 million increase in other shopping center operating expenses. Substantially all of this increase has been recovered from tenants. The 1996 increase in real estate taxes of $0.3 million or 3.5% is attributable to the Property Transactions. Advertising and promotion expenses increased $0.7 million in 1996 of which $0.1 million is applicable to the Property Transactions. The remaining $0.6 million increase is partially offset by a $0.4 million increase in advertising contributions from tenants.

     In 1996, management expenses totaling $2.1 million are substantially comprised of salaries and other general and administrative expenses relating to the management of the Company's portfolio. In 1995, these expenses were management fees charged to the 49 consolidated properties, primarily by the Property Manager.

     INTEREST EXPENSE: Interest expense decreased $1.3 million or 4.4% in 1996 including a $2.0 million increase resulting from the Property Transactions. The remaining $3.3 million decrease is caused by debt paydowns with the proceeds of the 1995 follow-on public stock offering and a reduction in amortization of interest rate protection agreements resulting from a 1995 interest rate swap agreement.

     JOINT VENTURES: Net income of the nonconsolidated joint ventures increased $2.5 million to $5.5 million in 1996 from $3.0 million in 1995 primarily due to the change in accounting for two joint ventures from the equity method to the consolidated method. Revenues of the nonconsolidated joint ventures decreased $1.8 million to $35.2 million in 1996 from $37.0 million in 1995 of which $3.5 million of the decrease was due to the Property Transactions. The remaining $1.7 million increase is due to (i) a $0.4 million increase in minimum rents, (ii) a $0.3 million increase in specialty leasing revenues, (iii) a $0.7 million increase in revenues from lessees' cancellation of leases, and (iv) a $0.2 million increase in tenant recoveries.

     Shopping center expenses decreased $.6 million to $13.4 million in 1996 of which $1.5 million is resulting from the Property Transactions. The remaining $0.9 million increase is due to (i) a $0.5 million increase in property operating and repairs and maintenance expenses resulting from increased snow removal and other shopping center operating expenses, and
     (ii) a $0.3 million increase in advertising expenses.

     The Operating Partnership's share of income from nonconsolidated joint ventures increased $1.7 million primarily due to the impact of the Property Transactions.

     INCOME BEFORE LIMITED PARTNERS' INTEREST: The 1995 gain on sale of assets represents a gain from the sale of a partnership interest in a mall development site acquired from the DeBartolo Group and simultaneously sold to a third party.

     Extraordinary items recognized in the first quarter of 1996 represents a gain of $9.2 million from the disposition of one shopping center and the related extinguishment of debt.

     Net income (loss) before limited partners' interest increased $11.3 million to $23.0 million for the first quarter 1996 from $11.7 million for the first quarter 1995 as the result of the above-mentioned fluctuations.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



     INVESTING ACTIVITIES: Net cash used in investing activities of $17.9 million, as shown in the consolidated statement of cash flows, for the three months ended March 31, 1996 are primarily comprised of additions to investment properties and tenant allowances of $15.6 million (see "capital expenditures") and net contributions to nonconsolidated joint ventures of $1.4 million. Net cash used in investing activities totaled $3.3 million for the three months ended March 31, 1995, principally comprised of (i) additions to investment properties totaling $9.1 million and (ii) $2.5 million related to the buyback of underproductive space at Lafayette Square and Glen Burnie Mall. These investments were offset by (i) net proceeds from the sale of a partnership interest in a mall site located in Strongsville, Ohio totaling $3.8 million in the first quarter 1995 and (ii) distributions received from nonconsolidated joint ventures of $5.3 million.

     FINANCING ACTIVITIES: Net cash used in financing activities for the three months ended March 31, 1996 and 1995 totaled $32.7 and $26.1 million, respectively, principally comprised of dividends and distributions to the Company's shareholders and limited partners in the Operating Partnership.


PORTFOLIO LEASING AND SALES TRENDS


     RENTAL RATES: During the first quarter 1996, new leases commenced on 179,563 square feet of space in DeBartolo Malls at an average initial rent of $26.55. Included in the 1996 lease commencements are leases to mall shop tenants on 154,686 square feet of previously leased space at average initial minimum rents of $27.02 which represents a 13.0% increase over the average expiring rents of $23.91 for this space.

     LEASED AREA: Leased mall area increased to 84.2% as of March 31, 1996, from 84.0% at March 31, 1995. During first quarter 1996, 106,000 square feet of underproductive space was recovered. Of that space, 74,000 square feet was due to bankruptcies, with the balance due to lease cancellations. As a result, although the impact from bankruptcies continues, the Company was able to offset these losses with leasing activity throughout the portfolio.

     MALL STORE SALES: Total Mall Store Sales are an important factor contributing to the level of revenues generated by the DeBartolo Malls because such sales ultimately influence the total occupancy cost a tenant can pay. Total Mall Store Sales measure a mall portfolio's ability to generate sales over its total square footage and may be affected by occupancy. Total Mall Store sales of DeBartolo Malls, including Large Space Users (defined as theaters, drug stores, variety stores, cafeterias and other large stores), increased 3.7% to $612.3 million for the three months ended March 31, 1996 from $590.2 million for the three months ended March 31, 1995. Comparable Mall Store sales increased 10.6% for the first quarter of 1996 versus the same period in 1995.


CASH GENERATED BEFORE DEBT PAYMENTS AND CAPITAL EXPENDITURES


Management believes that cash generated before debt repayments and capital expenditures (commonly referred to as funds from operations) provides an important indicator of the financial performance of the Company. Cash generated before debt repayments and capital expenditures is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property (other than adjacent land located at DeBartolo Properties after April 21, 1994), plus depreciation of real property and certain amortization and other non-cash items, and after adjustments for unconsolidated partnerships and joint ventures. Accordingly, management expects that cash generated before debt repayments and capital expenditures will be the most significant factor considered by the Board of Directors in determining the amount of cash dividends the Company will make to shareholders.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




CASH GENERATED BEFORE DEBT PAYMENTS AND CAPITAL EXPENDITURES (CONTINUED)

The following shows cash generated before debt repayments and capital expenditures:

                                                                               FOR THE PERIOD ENDED
                                                              ---------------------------------------------------
                                                                 MARCH 31, 1996 (1)          MARCH 31, 1995 (1)
                                                              ----------------------       ----------------------
     Income before extraordinary items and Limited
        Partners' Interest in the Operating Partnership                   $    13.8                     $   11.7

     Adjustments for non-cash items:
        Depreciation, amortization and other (2)              $    19.8                    $   20.7
        Deferred stock expense and other                            0.1        19.9            (0.2)        20.5
                                                              ---------   ---------        ---------    --------
                                                                               33.7                         32.2
     Other adjustments:
        Gain on sale of assets (3)                                               --                         (3.8)
                                                                          ---------                     ---------

     Cash generated before debt repayments and
        capital expenditures                                              $    33.7                     $    28.4
                                                                          =========                     =========

     Company's share of cash generated before debt
        repayments and capital expenditures                               $    20.8                     $    16.7
                                                                          =========                     =========

     Cash generated before debt repayments and
        capital expenditures per common share (4)                         $    0.38                     $    0.34
                                                                          =========                     =========

(1) The calculation of cash generated before debt payments and capital expenditures has been revised to adopt the National Association of Real Estate Investment Trust's revised definition. The cash generated before debt payments and capital expenditures for the first quarter 1995 has been restated to $28.4 million from $28.7 million to conform with the 1996 calculation and presentation. Adjustments include (i) $0.2 million for depreciation of furniture, fixtures and equipment, (ii) $0.1 million for amortization of deferred loan costs and (iii) $0.7 million for the amortization of interest rate protection agreements, and (iv) an adjustment of $0.7 million to include straight-line rent accruals. The Company's share of cash generated before debt payments and capital expenditures was restated to $16.7 million from $16.9 million and the per share amount was restated to $0.34 from $0.35 as a result of the above adjustments.

(2)  The depreciation, amortization and other is comprised of the following:

                                                THREE MONTHS ENDED MARCH 31, 1996
                                   ---------------------------------------------------------------         1995
                                    CONSOLIDATED      NONCONSOLIDATED                  COMPANY'S        COMPANY'S
                                     PROPERTIES         PROPERTIES          TOTAL        SHARE            SHARE
                                   --------------    -----------------   ----------   ------------    ------------
Depreciation of building and
    improvements and
    amortization of deferred
    leasing expenses               $         15.3    $             5.2   $     20.5   $       17.4    $       16.8
Amortization of formation
    costs                                     2.4                  0.1          2.5            2.4             3.9
                                   --------------    -----------------   ----------   ------------    ------------
                                   $         17.7    $             5.3   $     23.0   $       19.8    $       20.7
                                   ==============    =================   ==========   ============    ============

(3) The 1995 adjustment represents a gain on the sale of a partnership interest in a mall development site acquired from the DeBartolo Group and simultaneously sold to a third party.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


(4) Based on weighted average shares of common stock outstanding of 55,405,083 at March 31, 1996 and 48,762,159 at March 31, 1995 including 96,006 shares of common stock issued in April, 1995 under the Company's stock incentive plan.




LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. As of March 31, 1996, the Company's total capital availability was approximately $289 million. Of the $289 million, approximately $28.2 million is reserved for dividends and distributions payable in April, 1996. The Company's unused borrowing capacity was approximately $264 million including $90 million of contractual borrowing commitments, subject to customary lender approval rights, for capital expenditures on properties securing the respective mortgages.

    FINANCINGS AND REFINANCINGS. In April, 1996 the Company expanded its revolving credit facility to $150 million and total availability increased to $140 million of which $55 million is outstanding at March 31, 1996. This facility is secured by three properties and carries an interest rate of LIBOR plus 175 basis points.

    Effective March 29, 1996, the Company finalized a joint venture agreement with a financial institution and closed a $52 million construction loan with a group of banks for the development of Indian River Mall and a complementary power center. The Company owns 50% of this joint venture.

    DEBT. The Company's pro rata share of debt is approximately $1.568 billion which includes the Company's pro rata share of debt applicable to the nonconsolidated joint ventures of $186.0 million. The Company's pro rata share of total floating rate debt is $275.2 million and is subject to the below-mentioned interest rate swaps and interest rate caps.

    The Company has an interest rate swap agreement to pay LIBOR at (i) 4.75% on approximately $218 million of debt through April 1997 and (ii) 5.71% on $87.2 million of debt from May 1997 through April 2001. The Company has an interest rate cap agreement which limits interest on $87.2 million of debt to no more than LIBOR of 8.44% for the period May 1996 through March 2001.

    Loans maturing during 1996 total $151.1 million for three consolidated properties and $25.9 million for two nonconsolidated joint ventures. The Company expects to refinance $137.7 million relating to two of the consolidated properties and has conveyed ownership of a third property to its lender effective as of March 1, 1996, thereby fully satisfying the outstanding balance of $13.4 million. The Company has extended or anticipates extending the maturity dates relating to the mortgages of the two nonconsolidated joint ventures.


CAPITAL EXPENDITURES

    The Company continued to implement its $500 million strategic redevelopment, renovation and remerchandising program which will ultimately impact 34 of the Company's 50 super-regional and regional malls.

    During the first quarter of 1996, the Company invested $32.0 million ($22.1 million Operating Partnership's share) including $14.5 million for consolidated properties in its development program. The Company is progressing on the construction of Indian River Mall incurring first quarter 1996 costs of $6.1 million. Construction commenced on mall renovations and food court additions at Chautauqua Mall and Lafayette Square. Expansions at Summit Mall and University Park Mall are nearing completion with grand re-openings scheduled for the fall of 1996. Burlington Coat Factory at Randall Park Mall opened in April, 1996. At
    The Florida Mall, work on the new Saks Fifth Avenue

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    store is proceeding on target for its fall 1996 opening.

    Tenant allowances for consolidated properties paid during the first quarter of 1996 totaled $1.1 million compared to $0.5 million during the same period in 1995.

                           PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

Neither the Company nor any of the DeBartolo Properties is currently a party to any material pending legal proceedings nor, to management's knowledge, is any material legal proceeding currently contemplated by governmental authorities against the Company or the DeBartolo Properties. The entities that own DeBartolo Properties are parties to a variety of routine litigation arising in the ordinary course of business. Most of such proceedings are covered by liability insurance. All of such proceedings, taken together, are not expected to have a material adverse effect on the Company's operating or financial results.


ITEM 6:  EXHIBITS AND REPORTS

(a)      Exhibits

         2 - Agreement and Plan of Merger dated as of March 26, 1996

         27 - Financial Data Schedule

(b)      Reports on Form 8-K

One Form 8-K was filed during the current period, on March 26, 1996. Under Item 5 - Other Events, the Company reported that it had reached an agreement in principle to merge with Simon Property Group, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DeBARTOLO REALTY CORPORATION


Date: May  15, 1996             /s/ James R. Giuliano, III
                                ----------------------------------------------
                                Name:   James R. Giuliano, III
                                Title:  Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer and
                                        Authorized Officer of the Registrant)

                                INDEX TO EXHIBITS
                                -----------------





EXHIBIT NO.             DESCRIPTION
- - - -----------             -----------


     2            Agreement and Plan of Merger
                  dated as of March 26, 1996

    27            Financial Data Schedule