Form 10-K/A
period 1995-12-31
DEBARTOLO REALTY CORP
filed 1996-06-26
CIK 912045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

                          AMENDMENT NO. 2 TO FORM 10-K

                    AMENDMENT TO ANNUAL REPORT FILED PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                         Commission file number 1-12558

                          DeBARTOLO REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

                  OHIO                                 34-1754014
      (State or other jurisdiction        (I.R.S. Employer Identification No.)
    of incorporation or organization)
           7655 MARKET STREET
            YOUNGSTOWN, OHIO                             44513
(Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 758-7292

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED
      -------------------                            -------------------
 common stock, $0.01 par value                     New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

For purposes of this amendment, "Company" shall mean DeBartolo Realty
Corporation.

Part I, Item I of the Company's Form 10-K for the year ended December 31, 1995 is deleted and replaced in its entirety by the following:

                                     PART I

ITEM 1.  BUSINESS

FORMATION OF THE COMPANY

   DeBartolo Realty Corporation, an Ohio corporation (the "REIT" and, together with its subsidiaries and operating affiliates, sometimes referred to as the "Company"), was incorporated on August 3, 1993 to continue and expand the shopping mall ownership, management and development business of The Edward J. DeBartolo Corporation ("EJDC") in a portfolio of 51 super-regional and regional malls (the "DeBartolo Malls"), 11 community centers and land containing an aggregate of approximately 455 acres of land held for development (collectively, the "DeBartolo Properties"). Substantially all of the Company's assets are held by, and its operations are conducted through DeBartolo Realty Partnership, L.P., a Delaware limited partnership (the "OP"), and DeBartolo Capital Partnership, a Delaware general partnership (the "FP"). The REIT is the sole managing general partner of the OP and, through a subsidiary, of the FP. The OP owns substantially all of the partnership interests in the FP. In 1995 substantially all property management and development activities were conducted for the OP and the FP through an affiliate, DeBartolo Properties Management, Inc. (the "Property Manager"). The OP owns a 95% beneficial interest in the Property Manager.

   On April 21, 1994, the REIT completed an initial public offering of 38,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.75 per share (the "IPO"). Net proceeds to the REIT after underwriting discounts and other costs were approximately $498 million. The REIT acquired a 47.8% general partnership interest in the OP in exchange for its contribution of these net proceeds to the OP. Of this amount, the OP repaid certain property mortgage and other indebtedness; paid prepayment penalties, interest rate buy downs, interest rate limiting agreements and loan costs associated with the mortgage debt.

   Concurrently with the completion of the IPO, the FP completed a $455 million principal amount securitized debt financing (the "Securitized Debt Financing") at a weighted average interest rate of 7.39%. The proceeds were used to refinance or repay debt on 17 DeBartolo Properties, with certain proceeds remaining in reserve for renovation, redevelopment and environmental remediation of such properties.

   At the time of the IPO, EJDC and certain of its affiliates (collectively, the "DeBartolo Group") and certain current and former employees of EJDC contributed to the OP interests in the DeBartolo Properties (and certain other assets) in exchange for a 41.7% aggregate limited partnership interest in the OP. In addition, JCP Realty, Inc. ("JCP") contributed to the OP interests in certain DeBartolo Properties in exchange for a 1.3% limited partnership interest in the OP. Two investment funds, BJS Capital Partners, L.P. ("BJS"), which held debt of EJDC, and The Morgan Stanley Real Estate Fund, L.P. ("MSREF") which held debt secured by three DeBartolo Properties, exchanged for, or accepted as payment on, their debt, OP interests held by EJDC aggregating 9.2% of the OP limited partnership interests. The REIT acquired these interests from BJS and MSREF in exchange for a total of 7,329,253 shares of Common Stock. MSREF subsequently assigned its Common Stock to MS Youngstown General Partnership ("MSY").

   On May 19, 1994, the REIT issued an additional 3,336,900 shares of Common Stock pursuant to the partial exercise of the underwriters' over-allotment option granted in connection with the IPO ("Over-allotment Option"). As a result of this sale and subsequent contribution of net proceeds to the OP, the REIT acquired an additional 1.8% partnership interest in the OP. The OP used net proceeds of the Over-allotment Option, after underwriting discounts and other costs, to repay indebtedness.

    Pursuant to an Exchange Rights Agreement, in April 1995 the Company filed a registration statement for the issuance of 34,168,347 shares of common stock. The Exchange Rights Agreement provides for the conversion of the limited partner interests to shares of common stock. The Exchange Rights Agreement is subject to certain restrictions relating to the initial exercise period, minimum value of interest exchanged, and ownership limitations.

   In connection with formation of the Company, the Company received options to acquire the interests of the estate of Edward J. DeBartolo and other members of his family and affiliates in four DeBartolo Malls and one community center. On July 1, 1995, the Company exercised these options and acquired a 12.8% interest in Miami International Mall, 10.1% interests in University Park Mall and University Center and 0.1% interests in Coral Square and Lakeland Square. The purchase price of approximately $9.4 million was paid in limited partnership interests in the OP. As a result of these acquisitions, the Company's percentage ownership in the OP decreased from 58.8% to 58.3%.

   On August 1, 1995, the Company completed a public offering of 6,000,000 shares of common stock at an offering price of $14 1/4 per share raising net proceeds of approximately $80.4 million. The Company contributed the net proceeds to the OP, which used the net proceeds to retire mortgage debt (including any related prepayment penalties) encumbering two DeBartolo Malls and a partial paydown of debt encumbering a third DeBartolo Mall. As a result of the contribution by the Company to the OP of the net proceeds of the offering, the Company's percentage ownership in the OP increased from 58.3% to 61.1%.

   During August 1995, EJDC agreed with a lender to exchange limited partnership interests in the OP to retire EJDC debt. The lender immediately exchanged the limited partnership interests in the OP for common stock of the Company. As a result of this transaction, the Company's percentage ownership in the OP increased from 61.1% to 61.8%. On September 1, 1995, the Company filed a registration statement for the issuance of 500,000 shares of common stock under a dividend reinvestment program, including an open enrollment feature. Consequently, as additional shares of common stock of the Company are issued under the dividend reinvestment program, the Company's ownership in the OP will increase.

   The Company entered into an Agreement and Plan of Merger, dated as of March 26, 1996 (the "Agreement"), among Simon Property Group, Inc., a Maryland corporation ("SPG"), its merger subsidiary and the Company, pursuant to which the Company agreed to merge with the merger subsidiary. The Agreement provides for the exchange of all outstanding Company common stock for SPG common stock, $0.0001 par value (the "SPG Common Stock"), at an exchange ratio of 0.68 shares of SPG Common Stock for each share of Company common stock. The merger is subject to the approval of shareholders of both SPG and the Company and other conditions. The new entity will be renamed Simon DeBartolo Group, Inc.

   As used in this annual report on Form 10-K, the term "Total GLA" refers to gross leasable area, including Anchors (whether they own or lease their stores) and Mall Store areas. The term "Anchor" generally refers to a department store or other large retail store in excess of 60,000 square feet. The term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers and lease space in shopping centers. The term "Mall GLA" refers to the Total GLA of Mall Stores only. The term "Outside Partners" means unaffiliated third parties with interests in the Partially Owned Property Partnerships. The term "Partially Owned Property Partnerships" means the 19 Property Partnerships in which the OP owns less than 100% of the equity interests. The term "Property Partnerships" means property partnerships that own title to any of the DeBartolo Properties. The term "REIT Formation" is defined as, collectively, (i) the completion of the asset contributions in the formation of the Company; (ii) the completion of the IPO, including the exercise of the Over-allotment Option and the Securitized Debt Financing; (iii) the completion of debt exchange transactions with BJS and MSY; (iv) the contribution by JCP and the EJDC employees of their interests in certain DeBartolo Properties; and (v) the completion of certain refinancings of mortgage indebtedness of the DeBartolo Properties.

OPERATING STRATEGIES

   The Company's fundamental strategy is to capitalize on the growth opportunities already existing in its portfolio of properties with the goal of increasing cash available per share for distribution. In conjunction with this primary focus, new developments and acquisitions will be pursued on a selective basis.

    The Company has four strategies that capitalize on its competitive advantages and position the Company to achieve internal growth:

         -   Strategic expansions and renovations;
         -   Lease revenue enhancement through:
             --    re-leasing space at market rates;
             --    negotiating contractual rent increases;
             --    generating increased occupancy through Anchor additions and replacements; and
             --    recapturing underproductive GLA and retenanting such space with more productive users;
         -   Improved operating margins; and
         -   Selective new developments and acquisitions.

         STRATEGIC EXPANSIONS AND RENOVATIONS

         Historically, expansions and major renovations of DeBartolo Malls have been a substantial source of increased cash flow. The Company focuses its expansion and renovation programs primarily where additions or replacements of Anchors are planned and where market rents on major lease rollovers can be further increased. The addition of food courts, theaters and other traffic-generating tenants are frequently integrated with these programs. The effect is to leverage renovation dollars by targeting key opportunities to reinvigorate the merchandising, leasing and marketing of a mall and its peripheral property. Related investments by Anchors in expanding or renovating their stores provide additional leverage. Approximately $250 million has been invested by Anchors at the DeBartolo Malls over the past five years. This strategic program is further strengthened by the Company's relationships with national department store operators, such as Dillard's, Federated, May Co., JCPenney, Sears and Dayton Hudson, all of which have expanded their presence within the portfolio. Most of the DeBartolo Malls were designed to allow for expansion and growth through the addition or expansion of Anchors or Mall Stores.

         The Company believes that incremental investments in its existing properties in established markets often provide more attractive returns than new developments or acquisitions. In 1995, the Company identified a five-year strategic expansion and renovation program. Consistent with this internal growth strategy, in 1995 the Company completed a portion of these projects and has pursued negotiations and other predevelopment activities on other potential projects in order to capitalize on investment opportunities within the portfolio. These predevelopment activities have allowed the Company to accelerate some projects, enhance the scope of other projects and generally expand the strategic expansion and renovation program.

         The Company believes that expansion and renovation projects will continue to be attractive investments. Expansions may contribute to cash available per share for distribution based on dollars generated from new leases, common area maintenance contributions and/or real estate tax payments, and are intended to increase the market share of each of the expanded DeBartolo Properties by broadening the tenant mix with the addition of the most up-to-date retail formats and additional Anchors (or specialty anchors). These projects can be as significant as new shopping center construction in terms of rents generated as well as in scope and cost. In addition, the Company is evaluating opportunities across the portfolio to convert common areas or other non-revenue producing space into Mall GLA where feasible.

         Management believes that it has capital, and the ability to access additional capital resources, sufficient to expand and develop its business in accordance with its strategies for growth. However, any determination by the Company to undertake any expansion or renovation in the future would depend on a number of factors, which in all cases may include but are not limited to the availability of financing, the ability to obtain any necessary governmental approvals, the satisfaction of conditions in existing agreements, the receipt of any necessary consents and approvals from Anchors, mortgagees, partners and other third parties and the Company's judgment of the ultimate economic viability of the expansion, including whether sufficient demand continues to exist for any proposed additional space.

         The Company is currently engaged in developing a number of strategic expansions and renovations. The Company believes that its growth strategies are applicable throughout its portfolio of properties and will continue to review its existing portfolio for opportunities to increase cash flow per share from strategic expansions and renovations. Of the DeBartolo Malls, there are 40 malls that have sales per square foot in excess of $200. These malls are, on average, 87% leased, with average sales per square foot of $284 and contribute over 90% of the portfolio's EBITDA (hereinafter defined), with the 11 community centers contributing another 5% of the Company's EBITDA. It is on these properties that the Company will focus the majority of its strategic expansions and renovations. The Company generally sets a higher return requirement to approve repositioning investments on the remainder of the portfolio due to the higher level of risk entailed with these projects. A few of the Company's properties, however, may not satisfy its return requirements. The Company may consider alternative strategies for these assets. For example, the Company divested Pinellas Square as of March 1, 1996, a non-core asset. Consequently, the Pinellas operating statistics for 1995 will not be included in the Company's overall statistics relating to Comparable Mall Stores Sales, Occupancy Rates, Anchor statistics, Mall Store statistics, and any statistics for years 1996 and thereafter as set forth in this Form 10-K.

LEASE REVENUE ENHANCEMENT

         The Company's leasing strategy is designed to produce revenue growth both in the rollover of expiring leases and in negotiating contractual rent increases.

         The Company merchandises shopping centers to meet market demands, consumer needs and specific retail growth sectors in order to enhance the productivity of its centers. The depth of the Company's leasing operations enables it to plan the optimum merchandising mix for a property in any location and recruit the retail, restaurant and entertainment tenants most likely to build traffic and revenues. In implementing its leasing strategy, the Company has created (i) an Entertainment Leasing Division with special expertise in planning and developing theaters, lifestyle restaurants, family entertainment and other special attractions and (ii) a Specialty Anchor Division with special expertise in planning and implementing specialty anchors into the mall mix with Mall Stores and traditional Anchors.

         Re-leasing Space at Market Rates. The Company seeks to generate additional revenues by reletting Mall GLA at higher rental rates as leases expire. In 1995, approximately 6.8% of the Mall GLA at the DeBartolo Malls was relet at an average initial minimum rent of $25.10 per square foot, representing a 23% increase over the average ending rent for those leases. The average initial minimum rent on the Mall Store leases signed in 1995, excluding the 86,787 square feet relet to specialty anchors, was $26.51 per square foot, representing a 20.2% increase over the average expiring rents of $22.06 for this space. The $26.51 per square foot represents a 6.0% increase over the $25.01 per square foot of initial rents for leases commenced on previously leased space during 1994.

         The following table shows scheduled lease expirations for Mall Store tenants for the years ending December 31, 1996 through December 31, 2005 for the DeBartolo Malls, including tenants with renewal options:

                                               LEASE EXPIRATIONS(1)

                                                         ANNUALIZED                                 PERCENT OF
                                      MALL                  BASE                 ANNUALIZED          MALL GLA
                   NUMBER OF         GLA OF              RENT UNDER               BASE RENT         REPRESENTED
                    LEASES          EXPIRING              EXPIRING                PSF UNDER         BY EXPIRING
YEAR               EXPIRING          LEASES                LEASES                  LEASES            LEASES(2)
- ----               --------          ------                ------                  ------            ---------
1996                 505             914,415           $20,241,361                 $22.14               6.0%
1997                 476           1,044,253            20,716,836                  19.84               6.9
1998                 522           1,124,693            25,754,562                  22.90               7.4
1999                 422             925,788            22,046,517                  23.81               6.1
2000                 515           1,204,728            27,733,727                  23.02               7.9
2001                 384             917,193            22,194,952                  24.20               6.0
2002                 331             890,943            21,335,980                  23.95               5.9
2003                 362             990,346            25,315,646                  25.56               6.5
2004                 301           1,048,139            24,192,337                  23.08               6.9
2005                 323           1,051,513            24,431,777                  23.23               6.9


- ----------
(1)       Excludes Anchors

(2) The annual average Mall GLA of leases expiring through 2005 is 6.7% of Mall GLA.

          Negotiating Contractual Rent Increases. The Company seeks to negotiate contractual rent increases that provide for periodic increases in the minimum rent paid by a tenant during the term of its lease. At the time of the IPO in April 1994, the Company's share of contractual rent increases from 1996 to 1998 totaled $5.6 million. Currently, the Company's share of contractual rent increases for the same period totals $8.1 million, a $2.5 million, or 45%, increase. Over the next five years, as a result of contractual rent increases currently in place, the annual minimum rents of tenants at the DeBartolo Malls are due to increase by more than $14.9 million, of which the Company's pro rata share is $11.6 million. The Company's share of contractual rent increases due in 1996 is $3.0 million.

          The following table provides information regarding the total, and the Company's pro rata share, of the annualized and cumulative contractual rent escalations due at the DeBartolo Malls.

                                          CONTRACTUAL MINIMUM RENT INCREASES

                                                 CUMULATIVE                                        CUMULATIVE
                       EXISTING                   EXISTING                  EXISTING                EXISTING
                      CONTRACTUAL                CONTRACTUAL               CONTRACTUAL             CONTRACTUAL
                    ANNUALIZED RENT            ANNUALIZED RENT           ANNUALIZED RENT         ANNUALIZED RENT
                      ESCALATIONS                ESCALATIONS               ESCALATIONS             ESCALATIONS
   YEAR               (TOTAL)                      (TOTAL)              (COMPANY'S SHARE)       (COMPANY'S SHARE)
  ------            ---------------            ---------------          -----------------       -----------------
   1996               $3,645,690                 $ 3,645,690                $3,011,861              $3,011,861
   1997                3,152,747                   6,798,437                 2,400,285               5,412,146
   1998                3,618,880                  10,417,317                 2,664,728               8,076,874
   1999                2,451,044                  12,868,361                 1,892,309               9,969,183
   2000                2,062,935                  14,931,296                 1,644,539              11,613,722
                    --------------                                        ------------
                     $14,931,296                                           $11,613,722
                    ==============                                        ============

     Increasing Leased Mall GLA. The Company seeks to generate additional revenues through the lease-up of available space in the DeBartolo Malls. At December 31, 1995, 84.4% of the total Mall GLA at the DeBartolo Malls was leased, as compared to 85.0% at December 31, 1994. The lower level of leased Mall GLA reflects both the current weak retailing environment as well as the Company's strategy of recapturing underproductive space and the impact of accumulating vacant space in order to capture maximum returns on expansion and renovation investments. The Company is applying its leasing strategies with the goal of increasing the productivity of this vacant space on a tenant sales and rental income basis. At December 31, 1995, the Company had leases for 282,000 square feet of currently vacant space, or approximately 12.0%, of available Mall GLA that had been negotiated and presented to tenants for execution. The Company's selective recapture of underproductive leased space has added to vacancy rates but allows for more profitable and productive leasing in the future. The Company anticipates that these occupancy levels should gradually increase as a result of renovations and the addition of Anchors or specialty anchors at DeBartolo Malls, subject to the recapture of additional Mall GLA from underproductive, bankrupt or consolidating tenants.

     The following table sets forth the percentage of Mall GLA leased at the DeBartolo Malls over the last five years.

                                                                       PERCENTAGE OF MALL
                                                                        GLA LEASED AT THE
                             DECEMBER 31,                                DeBARTOLO MALLS
                             ------------                                ---------------
                                 1995                                         84.4%
                                 1994                                         85.0
                                 1993                                         86.2
                                 1992                                         87.2
                                 1991                                         88.7

     Recapturing Underproductive Mall GLA. The Company has implemented a vigorous program of recapturing, reconfiguring and reletting underproductive space from large variety stores, but also in some cases from small shop tenants in lines of merchandise which are losing favor with shoppers or which are not creditworthy. At the time of the IPO, the Company identified over 725,000 square feet of underproductive space including 623,767 square feet of variety store space at 12 DeBartolo Malls. Since the IPO, the Company has recaptured 428,808 square feet of this previously identified variety store space. The Company has re-leased 250,309 square feet of this recaptured space at $10.39 average minimum rent per foot, compared to an average ending rent of $3.21 per square foot. The remaining space is being utilized in connection with the redevelopment of those properties. In reletting this space, the Company seeks to improve the diversity of a mall's tenant mix and introduce up-to-date retailing formats to raise consumer awareness and interest and increase the property's drawing power. Reletting this Mall GLA also has resulted in increased contributions for common area maintenance, real estate taxes and promotional expenses because the older leases for tenants occupying larger space typically limit these contributions.

     IMPROVED OPERATING MARGINS

     The Company seeks to require tenants to pay 100% of their pro rata share of recoverable operating expenses, real estate taxes and promotional expenses, in addition to an administrative charge. Many of the Company's older leases require only a fixed contribution to these expenses which often is significantly below the tenants' pro rata share. As the older leases expire or are terminated, the Company seeks to recover a higher percentage of these expenses. In 1995, the Company increased the percentage of common area maintenance expenses and real estate taxes recovered from tenants to 90% in 1995 from 89% in 1994. Recoverable expenses for all DeBartolo Properties totaled $145.0 million in 1995, of which the Company recovered $130.5 million. Increased recovery of operating costs and occupancy levels enables the Company to reduce each contributing tenant's pro rata share of these costs.

     The following table sets forth for the listed periods the Company's percentage of expenses recovered from tenants and Company's EBITDA (hereinafter defined) as a percentage of total revenues:

                             MARGIN IMPROVEMENT

                                        PERCENTAGE OF
                                          EXPENSES
                                          RECOVERED
              PERIOD                   FROM TENANTS(1)                        EBITDA MARGIN
              ------                   ---------------                        -------------
               1995                         90.0%                                 63.8%
               1994                         89.0                                  63.6
               1993                         88.7                                  62.2
               1992                         88.2(2)                               60.8
               1991                         86.3                                  61.1

- -----------------------------
          (1)     Includes common area maintenance and real estate taxes.

          (2)     Adjusted for a non-recurring real estate tax abatement in 1992.  Excluding this adjustment, the percentage is 88.9%

          SELECTIVE NEW DEVELOPMENTS AND ACQUISITIONS

          New Development Opportunities. The Company owns land held for shopping center development in Vero Beach, Florida. The Company began construction of Indian River Mall at this site in 1995 and expects to open the mall in the fall of 1996 with an aggregate investment estimated to be approximately $60 million. The Company has finalized a joint venture agreement with a financial institution which, pending closing of a construction loan, will reduce the Company's share of the investment to approximately $30 million. The Company has agreements in principle with Burdines, Dillard's, JCPenney and Sears to anchor the mall and is in the process of negotiating definitive agreements. Indian River Mall will contain over 900,000 square feet of Total GLA (290,000 square feet of Mall
Store GLA) when fully developed and will include extensive specialty store space and an entertainment component, including a 24-screen theater which is currently under construction. This master planned development also calls for the construction of Indian River Commons, a multi-Anchor community center, on property adjacent to the mall.

          The Company is also reviewing longer-term development opportunities in Bowie, Maryland, Kent, Ohio and Pittsburgh, Pennsylvania. The Company owns the Bowie development site and has options to acquire the Kent development site and an interest in the Pittsburgh development site.

          Acquiring Outside Partners' Interests. The Company believes that it will have an opportunity for growth through the acquisition of outside partners' interests in the DeBartolo Properties. Over the last five years, the Company has acquired outside partners' interests in nine DeBartolo Properties. The Company also has options to acquire the interests of three Outside Partners in five DeBartolo Malls (Biltmore Square, Chesapeake Square, Mall of the Mainland, Northfield Square and Port Charlotte Town Center). All of these options are subject to the rights of partners and lenders and to the satisfaction of certain conditions. In January, 1996, the Property Manager acquired the partnership interest of an Outside Partner in two DeBartolo Malls.

          Acquiring Additional Malls. The Company will actively consider, and may solicit, selected opportunities for acquisitions of other shopping center companies, malls and mall portfolios or interests in such properties. The Company believes that it will have certain competitive advantages in consummating such acquisitions. The Company's mall portfolio, which ranges from regional malls in middle and secondary market locations to super-regional malls in major metropolitan markets, and the Company's relationships with national, regional and local retailers provide the Company with the depth of experience to lease, manage and assess the opportunities to acquire and redevelop any type of regional mall. The Company's experience and relationships enable the Company to pursue potential acquisitions which fit within its geographic and productivity profile without limitation as to type of market, size of property or nature of Anchors or specialty tenants. Due to the Company's belief that valuations in the private market for regional malls that meet the Company's growth and productivity requirements currently exceed comparable valuations in the publicly-traded securities market, the Company expects these activities will be a less significant component of its growth plans.

OTHER BUSINESS STRATEGIES

          ADJACENT LAND HOLDING

          The Company owns interests in approximately 433 acres of land located adjacent to various DeBartolo Properties. The Company intends to ground lease or possibly sell this peripheral land to various national, regional and local users of land. During 1995, the Company sold 11 acres of land adjacent to DeBartolo Properties receiving approximately $3.5 million in net proceeds and acquired approximately 10 acres of land from third parties adjacent to three DeBartolo Properties for scheduled expansion and development.

PROPERTY MANAGER'S BUSINESS

          The Property Manager currently manages regional shopping centers and community centers containing approximately 5.6 million square feet for the DeBartolo Group and third-party owners. During the past year, the Property Manager's management of 1.9 million square feet was terminated, which had generated approximately $0.4 million in annual management fees. In all cases, a change in ownership of the managed property preceded the change in management. The Property Manager intends to continue with its third-party construction, design and engineering business by rendering such services at projects where it renders other services and by rendering services to the DeBartolo Group.

COMPETITION

          Numerous other developers, managers and owners of real estate compete with the Company in seeking management and leasing revenues, land for development and properties for acquisition. In addition, retailers at DeBartolo Properties face increasing competition from discount shopping centers, outlet malls, catalogues, discount shopping clubs and telemarketing. In many markets, the trade areas of DeBartolo Properties overlap with the trade areas of other centers. Renovations and expansions at competing malls could negatively affect a competing DeBartolo Property. Increased competition could adversely affect the Company's revenues.

ENVIRONMENTAL MATTERS

          Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure properly to remediate such substances when present, may adversely affect the owner's ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Other Federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks are also regulated by Federal and state laws. In connection with its ownership, operation and management of the DeBartolo Properties, and the Company, including the Property Manager, the Partnerships or the relevant Property Partnership, could be held liable for the costs of remedial action with respect to such regulated substances or tanks or related claims.

          Each of the DeBartolo Properties has been subjected to varying degrees of environmental assessment, which generally did not include soil sampling or subsurface investigations, at various times. The environmental assessments did not reveal any environmental condition or liability that the Company believes would have a material adverse effect on the Company's financial condition or results of its operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reflect current conditions or reveal all environmental liabilities, or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability on the Company, or (ii) the current environmental condition of the DeBartolo Properties will not be affected by the activities of tenants and occupants of the DeBartolo Properties, by the condition of properties in the vicinity of the DeBartolo Properties, or by the activities of third parties unrelated to the Company. The Company has not made any accruals or receivables to establish reserves for environmental contingencies and related legal proceedings.

          Asbestos-Containing Materials

          Asbestos-containing materials are present in most of the DeBartolo Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Asbestos-containing materials in the form of spray-on fireproofing and thermal system insulation are also present in certain DeBartolo Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the Company in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space. Although it is difficult to assess the costs of abatement or removal of such asbestos-containing materials at this time, and no assurance can be given as to the magnitude of such costs, the Company does not believe that such costs will be material to the Company's financial condition or results of operations. The Company has developed and is implementing an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials.

          Underground Storage Tanks

          Many of the DeBartolo Properties contain, or at one time contained, underground storage tanks used to store heating oil for on-site consumption or petroleum products typically related to the operation of auto service centers. Certain adjacent properties contain, or at one time contained, underground storage tanks. At present, the Company is aware of three underground storage tanks owned and operated by the Company at three DeBartolo Properties, and has either begun or scheduled appropriate compliance activities in all cases. The Company also is aware of an additional 16 underground storage tanks operated by tenants or subtenants at the DeBartolo Properties, and compliance activities with respect to those underground storage tanks are expected to be completed by 1998 by the respective tenants or subtenants. The Company is aware of a release from a former waste oil tank reported by one of its tenants and is currently investigating the accuracy of such report. Upon any such tenant's or subtenant's failure to cause such compliance activities, the Company could become primarily responsible for such compliance.

          Site assessments at seven DeBartolo Properties have revealed certain soil and/or groundwater contamination associated with underground storage tanks formerly operated by third parties. All such tanks had been removed or, at one property, previously abandoned in place. The Company is in the process of evaluating the extent of such contamination and will take appropriate action in accordance with all applicable environmental laws. Since the underground storage tanks associated with such contamination are no longer in place or in operation, the Company does not believe that the costs to the Company to address such contamination will be material. In addition, the Company has begun soil and/or groundwater remediation to address minor contamination associated with other underground storage tanks currently or formerly located at certain DeBartolo Properties. Such remediation is being conducted in accordance with applicable environmental laws. The Company has no reason to believe that leakage has occurred from any other underground storage tanks currently or previously located at DeBartolo Properties or that the impact of any such contamination from any onsite or offsite source would be material.

          The costs of underground storage tank compliance, closure, removal and remediation activities are not expected to have a material adverse effect on the Company's financial condition or results of operations.

          General Compliance

          The Company believes that the DeBartolo Properties are in compliance in all material respects with all applicable Federal, state and local ordinances and regulations regarding hazardous or toxic substances. The Company currently anticipates making expenditures, including capital expenditures, for compliance with environmental laws of totaling approximately $2.2 million during 1996 and 1997. The Company is not aware of any notices sent by any governmental authority with respect to, or are otherwise aware of, any material noncompliance, liability or claim relating to the handling, discharge and emission of hazardous or toxic substances in connection with any of the DeBartolo Properties.

          Properties to be Developed or Acquired

           Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the Company will conduct the necessary environmental due diligence consistent with past practice.

          EMPLOYEES

          The Company, the OP and the Property Manager, collectively, have approximately 450 employees at headquarters and approximately 3,400 on location at the DeBartolo Properties. Approximately 550 of these employees are currently represented by unions. The Partnerships do not have any employees. The Company believes its relations with these employees are satisfactory.

          CORPORATE HEADQUARTERS

          The Company's executive offices are located at 7655 Market Street, Youngstown, Ohio 44513-3287, and its telephone number is (330) 758-7292.

Part II, Item 6 of the Company's Form 10-K for the year ended December 31, 1995 is deleted and replaced in its entirety by the following:

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth certain financial information (i) on a consolidated basis for the Company and (ii) on an historical basis for the Company's predecessor (the "DeBartolo Retail Group") (based on the combined financial statements of the DeBartolo Properties). The historical combined financial results may not be comparable to pro forma operating results. The financial information should be read in conjunction with the Financial Statements and the notes thereto which are contained elsewhere in this annual report on Form 10-K.

          The pro forma financial results give effect to the Pro Forma Adjustments (defined as adjustments made in accordance with generally accepted accounting principles to recognize the effect of the REIT Formation for the year commencing January 1, 1994) as of the beginning of the period presented for the operating data. The pro forma financial results are not necessarily indicative of what the actual results of operations of the Company would have been for the period indicated, nor does it purport to represent the future result of operations and cash flows for future periods. Pro forma information should be read in conjunction with all of the Financial Statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                         Selected Financial Information
             DeBartolo Realty Corporation and DeBartolo Retail Group
                  (Dollars in Thousands, except per share data)




                                               DeBartolo Realty Corporation                      DeBartolo Retail Group
                                             ----------------------------------    -----------------------------------------------
                                                                      For the       For the
                                                                      period        period
                                                                      April 21,    January 1,
                                                                      1994, to     1994, to       For the year ended December 31,
                                                          Pro Forma  December 31,  April 20,   -----------------------------------
                                                1995        1994        1994         1994         1993         1992         1991
                                             ---------    --------   ---------    ---------    ---------    ---------    ---------
Operating Data:
  Consolidated Group:
    Revenues                                 $ 332,657    $325,340   $ 228,943    $  95,272    $ 308,955    $ 295,899    $ 281,835
    Expenses:
      Shopping center expenses                 118,288     116,783      80,635       35,648      119,528      118,462      110,603
      Deferred stock compensation expense          210       4,058       4,058           --           --           --           --
      Interest expense                         124,567     123,843      87,040       44,119      152,683      155,927      157,070
      Depreciation and amortization             58,603      56,194      39,578       16,616       54,227       54,751       48,939
      Loss for reduction in carrying value
        of real estate                              --          --          --           --           --        4,482           --
                                             ---------    --------   ---------    ---------    ---------    ---------    ---------
                                               301,668     300,878     211,311       96,383      326,438      333,622      316,612
                                             ---------    --------   ---------    ---------    ---------    ---------    ---------
    Other income (loss):

      Gain on sale of assets                     5,460       5,238       1,952        3,286        4,960          314        3,308
      Income (loss) from nonconsolidated
        joint ventures                           8,865      10,429       7,554          842         (304)       8,123        2,077
      Minority partners' interest in
        consolidated joint ventures              1,029         441         530          888        3,065        3,838        7,297
                                             ---------    --------   ---------    ---------    ---------    ---------    ---------
        Income (loss) before extraordinary
          items                                 46,343      40,570      27,668        3,905       (9,762)     (25,448)     (22,095)

    Extraordinary items                        (11,267)   `(8,932)      (8,932)          --           --           --           --
                                             ---------    --------   ---------    ---------    ---------    ---------    ---------
      Income (loss) before Limited
        Partners' interest in the
        Operating Partnership                   35,076      31,638      18,736        3,905       (9,762)     (25,448)     (22,095)

    Limited Partners' interest in the
      Operating Partnership                    (14,165)    (13,050)     (7,728)          --           --           --           --
                                             ---------    --------   ---------    ---------    ---------    ---------    ---------
      Net income (loss)                      $  20,911    $ 18,588   $  11,008    $   3,905    $  (9,762)   $ (25,448)   $ (22,095)
                                             =========    ========   =========    =========    =========    =========    =========



  Nonconsolidated Joint Ventures:

    Revenues                                 $ 152,931               $ 106,030    $  42,636    $ 137,725    $ 129,353    $ 121,758
    Expenses:
      Shopping center expenses                  57,368                  39,778       16,092       52,400       48,076       46,267
      Interest expense                          57,561                  37,038       15,942       58,615       55,129       57,069
      Deprecation and amortization              24,078                  16,351        6,885       22,307       21,970       21,029
                                             ---------               ---------    ---------    ---------    ---------    ---------
                                               139,007                  93,167       38,919      133,322      125,175      124,365

    Other income:
      Gain (loss) on sale of assets                166                   1,196           (1)       1,380       10,219        3,988
                                             ---------               ---------    ---------    ---------    ---------    ---------
        Income (loss) before extraordinary
          items                                 14,090                  14,059        3,716        5,783       14,397        1,381

    Extraordinary items                           (425)                   (388)          --           --           --           --
                                             ---------               ---------    ---------    ---------    ---------    ---------
      Net income                             $  13,665               $  13,671    $   3,716    $   5,783    $  14,397    $   1,381
                                             =========               =========    =========    =========    =========    =========

    DeBartolo Realty Corporation share
      of net income (loss)                   $   8,865               $   7,554    $     842    $    (304)   $   8,123    $   2,077
                                             =========               =========    =========    =========    =========    =========


  Earnings Per Share Data:
    Income before extraordinary items        $    0.53    $   0.49   $    0.34
    Extraordinary item                           (0.13)      (0.11)      (0.11)
                                             ---------    --------   ---------
    Net income                               $    0.40    $   0.38   $    0.23
                                             =========    ========   =========

  Cash Dividend Per Share                    $    1.26               $   0.875
                                             =========               =========

  Weighted average shares and share
    equivalents outstanding                     51,687      48,738      48,372
                                             =========    ========   =========



 Balance Sheet Data:                                                                                    December 31,
                                                                                        ------------------------------------------
                                         DeBartolo Realty Corporation                                    Historical
                                      ------------------------------------                               ----------
                                      December 31, 1995  December 31, 1994                  1993           1992           1991
                                      -----------------  -----------------                  ----           ----           ----
    Investment properties (before
      accumulated depreciation            $1,793,663        $1,737,592                  $ 1,695,463    $ 1,676,010    $ 1,583,152
    Net investment properties              1,219,325         1,217,838                    1,228,453      1,257,962      1,215,663
    Total assets                           1,531,994         1,572,970                    1,645,080      1,683,717      1,674,802
    Mortgages and notes payable(4)         1,348,573         1,409,827                    1,628,711      1,612,748      1,569,798
    Limited Partners' interest in
      Operating Partnership                   17,142            11,253                           --             --             --
    Equity (accumulated deficit)              27,673            16,026                     (114,702)       (79,524)       (68,933)

                         Selected Financial Information
            DeBartolo Realty Corporation and DeBartolo Retail Group
                  (Dollars in Thousands, except per share data)




                                             DeBartolo Realty Corporation                      DeBartolo Retail Group
                                           -------------------------------------    ----------------------------------------------
                                                                       For the       For the
                                                                       period        period
                                                                       April 21,    January 1,
                                                                       1994, to     1994, to       For the year ended December 31,
                                                         Pro Forma    December 31,  April 20,     ---------------------------------
                                              1995         1994          1994         1994         1993         1992         1991
                                           ----------    ----------   ----------    ----------    ----------    --------  --------
Other Data:

  Cash flows provided by (used on):
    Operating activities                   $  108,900                 $   73,400    $   16,145    $   36,815
    Investing activities                      (47,542)                   (96,591)        6,547       (10,497)
    Financing activities                      (74,406)                    49,806       (20,290)      (25,324)

  Total EBITDA(1)
    Consolidated properties                $  214,369    $  208,600   $  148,308    $   59,624    $  189,427    $177,437  $171,232
    Nonconsolidated joint ventures             95,563        92,800       66,252        26,544        85,325      81,277    75,491
                                           ----------    ----------   ----------    ----------    ----------    --------  --------
                                           $  309,932    $  301,400   $  214,560    $   86,168    $  274,752    $258,714  $246,723
                                           ==========    ==========   ==========    ==========    ==========    ========  ========

  EBITDA, less Outside Partners'
  interests

    Consolidated properties                $  209,376    $  204,100   $  143,698    $   55,795    $  177,206    $165,867  $145,674
    Nonconsolidated joint ventures             42,187        39,600       28,706        12,541        40,302      36,035    33,482
                                           ----------    ----------   ----------    ----------    ----------    --------  --------
                                           $  251,563    $  243,700   $  172,404    $   68,336    $  217,508    $201,902  $179,156
                                           ==========    ==========   ==========    ==========    ==========    ========  ========

  Interest expense, net of noncash items
  and Outside Partners' interest

    Consolidated properties                $  102,100    $  104,000
    Nonconsolidated joint ventures             18,400        16,800
                                           ----------    ----------
                                           $  120,500    $  120,800
                                           ==========    ==========

  Land sales, net of Outside Partners'
    interests                              $    1,500    $    1,700
    Consolidated properties                       200           400
                                           ----------    ----------
                                           $    1,700    $    2,100
                                           ==========    ==========

  Cash generated before debt repayments
    and capital expenditures, net of
    Outside Partners' interests(2)         $  129,600    $  120,200

  Cash generated before debt repayments
    and capital expenditures applicable
    to the Company's shareholders(3)       $   77,900    $   70,600



Dollars in Thousands Except Per Foot Data     1995          1994         1993          1992          1991
- -----------------------------------------  ----------    ----------   ----------    ----------    ----------

Mall store sales                           $2,813,254    $2,786,625   $2,805,182    $2,782,239    $2,682,069
Mall GLA (in thousands of square feet)         15,163        15,300       14,945        14,886        14,926
Mall GLA leased at end of year                   84.4%         85.0%        86.2%         87.2%         88.7%
Comparable sales per square foot (5)             $267          $260         $263          $260          $250
Average base rents per square foot for
  DeBartolo Malls                              $19.78        $19.39       $18.49        $17.54        $16.40



(1) Total EBITDA represents earnings before interest, taxes, depreciation and amortization for all properties. EBITDA less Outside Partners' interests represents earnings before interest, taxes, depreciation and amortization for all properties after distribution to the third-party joint venture partners. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity. The Company's management believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. To evaluate EBITDA and the trends it depicts, the components of EBITDA, such as revenues and operating expenses, should be considered. The Company's method of calculating EBITDA may be different from the methods used by other REITs.

(2) Industry analysts generally consider cash generated before debt repayments and capital expenditures (also commonly referred to as funds from operations) to be an appropriate measure of the performance of an equity REIT. Cash generated before debt repayments and capital expenditures represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property (other than adjacent land located at DeBartolo Properties after April 21, 1994), plus depreciation and amortization and other non-cash items. The Company's management believes that cash generated before debt repayments and capital expenditures is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. Cash generated before debt repayments and capital expenditures is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating cash generated before debt repayments and capital expenditures may be different from the methods used by other REITs to calculate funds from operations. Cash generated before debt repayments and capital expenditures: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

(3) Represents the Company's share of cash generated before debt repayments and capital expenditures.

(4) The Company's pro rata share of mortgages and notes payable (including nonconsolidated joint ventures) is $1,555,099 as of December 31, 1995.

(5)  Comparable sales per foot are Mall Stores excluding large space users.

Part I, Item 7 of the Company's Form 10-K for the year ended December 31, 1995 is deleted and replaced in its entirety by the following:

ITEM 7.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the "Selected Financial Information," and all of the Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K.

GENERAL BACKGROUND

   The following discussion is based primarily on the Consolidated Financial Statements of DeBartolo Realty Corporation and the Combined Financial Statements of the DeBartolo Retail Group (Predecessor).

   The financial statements of DeBartolo Realty Corporation for the 255 days from April 21, 1994 to December 31, 1994, are not indicative of the Company's operating results and cash flows on an annual basis. Similarly, the results presented in the financial statements of DeBartolo Retail Group (Predecessor) include 110 days of 1994, the period prior to the REIT Formation. Therefore, Management's Discussion and Analysis of Operating Results and Cash Flows for 1994 will be presented on a combined basis.

                COMPARISON OF CONSOLIDATED OPERATING RESULTS FOR
      THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994

   Revenues. Total revenues increased $8.5 million, or 2.6%, to $332.7 million for the year ended December 31, 1995 from $324.2 million for the year ended December 31, 1994. The $2.2 million increase in minimum rents to $205.0 million in 1995 from $202.8 million in 1994 reflects continued improvements in rental rates and the leasing of space, some of which space was previously vacant to anchors and specialty anchors at three DeBartolo Properties. This increase is net of a $1.7 million decrease in minimum rents for leases terminated, in part, due to the Company's ongoing strategy to recapture underproductive space.

   Tenant recoveries increased $1.0 million, or 1.2%, to $82.1 million in 1995 from $81.1 million in 1994 reflecting the Company's strategy to improve operating expense recovery margins. Other revenues increased $4.9 million, or 17.8%, to $32.5 million in 1995 from $27.6 million in 1994 due to (i) a $1.9 million increase in specialty leasing income, (ii) a $1.7 million increase in interest income, (iii) a $1.0 million increase in promotional revenue which was partially offset by the increase in advertising expenses as set forth in the paragraph below, and (iv) a $0.5 million increase in lease cancellation income. As the Company's leased area percentage increases significant growth in specialty leasing income may be limited. Approximately $5.0 million in 1995 and $4.5 million in 1994 of other revenues is attributable to income received by the Company from lessees' cancellation of leases. Historically lease cancellation income has been lower than it has been in 1994 and 1995.

   Shopping Center Expenses. Shopping center expenses increased $2.0 million, or 1.7%, to $118.3 million in 1995 from $116.3 million in 1994. Property operating expenses increased $0.9 million, or 2.5%, primarily due to increased utility and security costs. Repairs and maintenance expense decreased $1.1 million, or 3.8%, predominantly due to a reduction in snow removal costs. Advertising expenses increased $0.6 million due to increased promotional efforts offset by the above-mentioned increase in promotional revenues.

   Interest Expense. Interest expense decreased $6.6 million, or 5.0%, to $124.6 million in 1995 from $131.2 million in 1994, primarily resulting from loan paydowns with the proceeds of the Company's two public stock offerings and related transactions. Interest expense in 1995 includes (i) $11.1 million of amortization relating to the REIT Formation, (ii) $0.5 million of amortization of deferred financing costs, (iii) $4.2 million relating to the write-off of assigned interest rate protection agreements and (iv) $3.1 million of amortization relating to interest rate protection agreements. Interest expense in 1994 included (i) $11.4 million of amortization relating to the REIT Formation and (ii) $2.6 million of amortization relating to interest rate protection agreements.

   Joint Ventures. Net income of the nonconsolidated joint ventures decreased $3.7 million to $13.7 million in 1995 from $17.4 million in 1994. Minimum rents increased $2.6 million, resulting from (i) the opening of a new department store during the fourth quarter of 1994 and (ii) the continued improvement in rental rates for reletting Mall Store space. Percentage rents decreased $0.2 million, from $6.2 million in 1994 to $6.0 million in 1995. The decrease was due to (i) increases in base minimum rents on new leases which affects percentage rents paid by such tenants and (ii) decreased sales of certain tenants. Tenant recoveries increased $0.6 million due to an increase in recoverable expenses. Other revenues increased $1.2 million, primarily due to a $0.9 million increase in specialty leasing revenues and a $1.2 million increase in advertising revenues offset by a $0.6 million decrease in lease cancellation income.

   Shopping center expenses increased $1.5 million, primarily resulting from a $0.7 million increase in repairs and maintenance and a $1.0 million increase in advertising expenses. Interest expense increased $4.6 million due to increasing interest rates on variable rate debt and increased principal outstanding relating to the financing of an Anchor addition. Depreciation and amortization increased $0.8 million and gains on sale of assets decreased $1.0 million.

   The OP's share of income from nonconsolidated joint ventures increased $0.5 million to $8.9 million in 1995 from $8.4 million in 1994. This increase is greater than the nonconsolidated joint ventures' change in net income because the OP receives substantially all the economic benefit of three joint ventures as a result of advances made to these joint ventures at the REIT Formation.

   Income before Limited Partners' Interest in the Operating Partnership. Deferred stock expense decreased $3.8 million since deferred stock awards did not vest because the Company did not achieve the targeted levels in 1995 as set forth in the Company's long-term incentive deferred stock plan.

   The extraordinary charge in 1995 resulted from prepayment penalties of $3.4 million and the write-off of unamortized deferred financing costs of $7.9 million related to the early retirement of mortgage notes payable. The extraordinary item in 1994 resulted from prepayment penalties and the write-off of unamortized deferred financing costs related to the satisfaction of mortgage notes payable in connection with the REIT Formation.

   Depreciation and amortization increased $2.4 million, or 4.3%, resulting from depreciation on capital projects completed during 1994 and 1995. Net income before Limited Partners' interest in the OP increased $12.5 million to $35.1 million in 1995 from $22.6 million in 1994 as the result of the above-mentioned fluctuations.

   Investing Activities. Net cash used in investing activities totaled $47.5 million for the year ended December 31, 1995, principally comprised of additions to investment properties of $51.3 million (see "Capital Expenditures"), purchases of short-term investments of $9.7 million, and advances to and investments in nonconsolidated joint ventures of $8.5 million. These investments are offset by distributions from nonconsolidated joint ventures of $19.4 million and proceeds from the sale of assets of $6.3 million. Net cash used in investing activities for the year ended December 31, 1994 totaled $90.0 million, principally comprised of (i) $27.1 million of additions to investment properties, (ii) $22.8 million to purchase two development sites and partnership interests in connection with the REIT Formation, and (iii) $53.8 million advanced to nonconsolidated joint ventures to pay down property mortgage debt, offset by distributions from nonconsolidated joint ventures of $12.9 million.

   Financing Activities. Net cash used in financing activities totaled $74.4 million for the year ended December 31, 1995, primarily comprised of distributions and dividends paid of $106.5 million and payments on mortgage and notes payable of $178.1 million. These uses were funded through cash flow from operations of $108.9 million, proceeds from incurrence of debt of $116.8 million, proceeds from net offerings of common stock of $80.4 million and a decrease in restricted cash of $21.8 million. Net cash provided by financing activities of $29.5 million for the year ended December 31, 1994 was primarily from the proceeds of the REIT Formation less (i) paydowns of property mortgage debt and interest rate buydowns in connection with the REIT Formation, (ii) distributions to the DeBartolo Group's parent company and (iii) dividends and distributions paid.

COMPARISON OF CONSOLIDATED OPERATING RESULTS FOR
THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31, 1993

   Revenues. Total revenues increased $15.2 million, or 4.9%, to $324.2 million for the year ended December 31, 1994 from $309.0 million for the year ended December 31, 1993. The increase is due primarily to an increase in minimum rentals of $8.2 million, or 4.2%, resulting from continued improvements in rental rates for reletting of Mall Store spaces and the leasing of a major office tenant space which commenced July 1, 1993. Percentage rents decreased $1.3 million, or 9.2%, primarily due to increases in base minimum rents which offsets percentage rents from such tenants and decreased sales for certain tenants.

   Other revenues increased $9.3 million, or 50.8%, to $27.6 million in 1994 from $18.3 million in 1993. This increase is primarily attributable to a $3.3 million increase in lease cancellation payments which totaled $4.5 million received during 1994 from underproductive tenants and an increase of $2.1 million in interest income earned as a result of increased cash resulting from the REIT Formation and a $1.7 million increase from specialty and temporary leasing which totaled $10.8 million in 1994.

   Shopping Center Expenses. Total shopping center expenses decreased $3.2 million, or 2.7%, to $116.3 million in 1994 from $119.5 million in 1993. This decrease reflects the Company's continued efforts to contain operating expenses at its properties. Management fees paid to the Property Manager decreased $1.6 million and the Company's provision for doubtful accounts decreased $1.3 million as a result of the Company's focus on increasing the collectibility of accounts receivable.

   Interest Expense. Interest expense decreased $21.5 million, or 14.1%, to $131.2 million in 1994 from $152.7 million in 1993. The decrease is the result of mortgage loan paydowns and interest rate buydowns in connection with the use of proceeds resulting from the REIT Formation. Interest expense in 1994 includes $11.4 million of amortization relating to the REIT Formation and $2.6 million of amortization of interest rate protection agreements while in 1993 interest expense included only $4.4 million of loan cost amortization.

   Joint Ventures. Net income of the nonconsolidated joint ventures increased $11.6 million to $17.4 million in 1994 from $5.8 million in 1993. The increase is primarily due to (i) a $6.1 million increase in minimum rentals resulting from continued improvements in rental rates for reletting of Mall Store space,
(ii) a $2.0 million increase in lease cancellation income from underproductive tenants and (iii) a decrease in interest expense of $5.6 million resulting from refinancings of permanent mortgages at lower interest rates at two DeBartolo Malls and the result of mortgage loan paydowns in connection with the use of proceeds resulting from the REIT Formation. The OP's share of net income from nonconsolidated joint ventures increased $8.7 million to $8.4 million in 1994 from a $.3 million loss in 1993.

   Income before Limited Partners' Interest in the Operating Partnership. Income before limited partners' interest in the OP increased by $32.4 million to $22.6 million in 1994 from a loss of $9.8 million in 1993 as a result of (i) the above-mentioned fluctuations in revenues, shopping center expenses, interest expense and income from nonconsolidated joint ventures, (ii) a $4.1 million deferred stock compensation expense relating to stock incentive plans, which stock will vest pro rata through 1996 and (iii) extraordinary charges of $8.9 million resulting from prepayment penalties and the write-off of unamortized deferred financing costs related to the satisfaction of mortgage notes payable in connection with the REIT Formation.

   Investing Activities. Net cash used in investing activities increased $79.5 million to $90.0 million in 1994 from $10.5 million in 1993 primarily resulting from (i) $22.8 million to purchase two developmental land parcels and purchases of partnership interests in connection with the REIT Formation and (ii) $53.8 million advanced to joint ventures to paydown mortgage debt.

   Financing Activities. Net cash provided by financing activities increased $54.8 million to $29.5 million in 1994 from funds used by financing activities of $25.3 million in 1993. This increase reflects $543.9 million proceeds from the public offering of common stock and $455.0 million of securitized debt proceeds offset by (i) an increase in debt payments of $676.1 million, (ii) $130.4 million of distributions to the DeBartolo Group relating to the IPO,
(iii) an increase of $67.7 million for loan costs and interest rate buydowns,
(iv) $46.4 million of dividends and distributions paid, (v) an increase in restricted cash of $39.0 million and (vi) $11.0 million from a decrease in payments on net affiliated receivables.

PORTFOLIO TRENDS

The following sets forth the operating trends which have had a material effect and which the Company believes will have a material effect on revenues in the future.

Rental Rates

    The rate of growth in rental rates of DeBartolo Properties exceeds the rate of growth in Total Mall Store Sales (defined as sales reported by retailers occupying Mall GLA) because as older leases expire, new leases are negotiated at current rental rates which are generally higher than average rates for expiring leases. Average minimum rents per square foot for DeBartolo Malls increased by 20.6% to $19.78 for the year ended December 31, 1995 from $16.40 for the year ended December 31, 1991.

   The following table contains certain information relating to average minimum rents at the DeBartolo Malls:

                                                     HISTORICAL MALL STORE MINIMUM RENT

                                                                      AVERAGE              INITIAL            ENDING
                                                                      MINIMUM              MINIMUM            MINIMUM
                                                 PORTFOLIO             RENT                 RENT               RENT
                                                  AVERAGE            OF LEASES            OF LEASES          OF LEASES
                                                  MINIMUM            EXECUTED             EXECUTED           EXPIRING
                 YEAR ENDED                        RENT               DURING               DURING             DURING
                DECEMBER 31,                   OF ALL LEASES      THE YEAR (1)(2)      THE YEAR (1)(3)       THE YEAR
                ------------                   -------------      ---------------      ---------------       --------

                   1995                           $ 19.78             $ 26.60              $ 25.10            $ 20.46
                   1994                             19.39               24.33                23.01              18.69
                   1993                             18.49               24.31                23.06              17.08
                   1992                             17.54               22.55                21.03              15.86
                   1991                             16.40               23.09                21.65              14.53

- ----------------------------
  (1)      Includes relet space only for leases executed and commenced during the respective years.

  (2)      Average over the term of the lease, which reflects contractual rent increases over the term of the leases.

  (3) Total initial minimum rent per square foot, excluding leases with specialty anchors, was $26.51 for 1995 and $25.01 for 1994. There was no leasing activity with specialty anchors during 1991 through 1993.

         Management believes that these positive trends in rental rates should continue in 1996 due to, among other factors, expiring leases being replaced by new leases with higher minimum rents, gradual leasing of additional unleased space and the lease-up of recaptured underproductive space.

         The revenues of the Company may be adversely affected by the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise. Two department store companies operating six Anchors at the DeBartolo Properties are operating under the protection of the United States Bankruptcy Code. At December 31, 1995, leases (excluding rejected leases) of Anchor tenants open and operating in bankruptcy comprise approximately 1% of Total GLA. Annual rentals paid by these Anchor tenants comprised 2.5% of minimum rents paid by Anchor tenants. At December 31, 1995, leases (excluding rejected leases) of Mall Store tenants open and operating in bankruptcy comprise approximately 6.1% of Mall GLA. Annual rentals paid by these Mall Store tenants comprised 5.6% of minimum rents paid by Mall Store tenants. Substantially all of these tenants are currently meeting their contractual obligations at the DeBartolo Properties. At the time a tenant files for bankruptcy protection it is difficult to determine to what extent these tenants will reject their leases or seek other concessions as a condition to continued occupancy. The Company expects certain of these tenants to reject their leases. Based on past experience, the Company has been able to offset, over a reasonable period of time, the impact on minimum rents caused by a tenant in bankruptcy.

1995 Leasing

         During 1995, new leases commenced on 1,377,525 square feet of space in DeBartolo Malls at an average initial rent of $22.27, a 1.8% increase over the 1,352,744 square feet of space covered by new leases that commenced during 1994. Included in the lease activity for 1995 were leases for 213,485 square feet to four specialty anchors. Included in the 1995 lease commencements, are leases to mall shop tenants on

955,666 square feet of previously leased space, excluding specialty anchors. The average initial rent on this space was $26.51 per square foot representing a 20.2% increase over the average expiring rents of $22.06 per square foot for this space. The $26.51 per square foot represents a 6.0% increase over the $25.01 per square foot of initial rent for leases commenced on previously leased space during 1994.

Mall Store Sales

         From 1991 through 1995 reported Total Mall Store Sales of all DeBartolo Malls, including Large Space Users (defined as theaters, drug stores, variety stores, cafeterias and other large stores (e.g., health spas, hardware, tire, furniture and specialty stores) ), increased 4.9% from $2.68 billion to $2.81 billion. Total Mall Store Sales are an important factor contributing to the level of revenues generated by the DeBartolo Malls because such sales ultimately influence the total occupancy cost a tenant can pay. Total Mall Store Sales measure a mall portfolio's ability to generate sales over its total square footage and may be affected by occupancy. Total Mall Store Sales increased 1.0% from $2.79 billion in 1994 to $2.81 billion in 1995.

Comparable Mall Store Sales

         Comparable Mall Store Sales (defined as sales reported by Mall Store tenants (excluding Larger Space Users) that occupied Mall GLA for two consecutive years) are used to measure the ability of existing tenants to increase their sales in the same leased area from year to year. Comparable Mall Store Sales (excluding Large Space Users) increased between 1994 and 1995 primarily reflecting the introduction of more highly productive tenants into the comparable store base and the closure of stores by weak retailers. The increase is consistent with the Company's strategy of actively managing the tenant mix to capitalize on current shopping trends.

         The following table sets forth the changes in Comparable Mall Store Sales from 1991:

                                                             1995        1994         1993         1992          1991
                                                             ----        ----         ----         ----          ----
             Comparable Mall Store sales
                per square foot for
                DeBartolo Malls                              $267        $260         $263         $260          $250

             Percentage growth from
                previous year                                2.7%       (1.2%)        1.2%         4.0%           --

             Cumulative growth percentage
                from 1991                                    6.7%        4.0%         5.2%         4.0%           --

Occupancy Costs

         Another factor influencing the Company's ability to increase rents is occupancy cost. Occupancy cost consists of minimum rent, percentage rent and contributions to operating expenses paid by the tenants. The Company is able to increase rents in part by containing its tenants' operating costs. Since 1991, while the Comparable Mall Store Sales per square foot have grown 6.7%, the Company has been able to increase minimum rents 18.5% while maintaining the tenants occupancy costs at an acceptable level. For all DeBartolo Properties, operating expenses recoverable from tenants increased only $1.6 million, or 1.1% to $145.0 million in 1995 from $143.4 million in 1994. Management believes continuing efforts to increase Comparable Mall Store Sales while controlling property operating expenses will continue the trend of increasing rents at DeBartolo Malls.

         The following table shows occupancy costs at DeBartolo Malls as a percentage of Mall Store Sales.

DEBARTOLO MALLS HISTORICAL OCCUPANCY COST AS A PERCENTAGE OF MALL STORE SALES(1)

                                                             1995          1994          1993          1992            1991
                                                            ------        ------        ------        ------          ------
         Minimum rents                                       8.4%          8.3%          8.1%          7.8%            7.7%
         Percentage rents                                    0.3           0.4           0.5           0.6             0.7
         Recoverable expenses (2)                            3.8           3.7           3.6           3.3             3.1
                                                            -----         -----         -----         -----           -----
               Total Occupancy Costs                        12.5%         12.4%         12.2%         11.7%           11.5%
                                                            =====         =====         =====         =====           =====
               -----------------

              (1)  Excludes Anchors.
              (2) Includes common area maintenance costs, real estate taxes and promotional expenses.

Leased Area

         At December 31, 1995, 84.4% of the total Mall GLA at the DeBartolo Malls was leased, as compared to 85.0% at December 31, 1994. This decline, in part, reflects the current weak retailing environment that is putting pressure on leasing of Mall Store space in the DeBartolo Malls. The Company is applying its leasing strategies with the goal of increasing the productivity of space on a tenant sales and minimum rent basis. The Company's selective recapture of underproductive leased space has added to vacancy rates but may allow for more profitable and productive leasing in the future. During 1995, 570,000 square feet or 3.8% of Mall GLA, was recovered, of which 330,000 square feet was due to bankruptcies, and the balance was a result of space recovered from variety stores and lease cancellations. As a result, although overall leasing activity remained strong during the year, a decline in tenant renewals combined with an increase in the number of tenants that closed stores caused a decrease in Mall GLA leased. At December 31, 1995, the Company had leases for 282,000 square feet of currently vacant space, or 1.9% of Mall GLA, that has been negotiated and presented to tenants for execution.

         The following table sets forth the percentage of Mall GLA leased at the DeBartolo Malls over the last five years.

                                                                       PERCENTAGE OF MALL
                                                                        GLA LEASED AT THE
                               DECEMBER 31,                              DEBARTOLO MALLS
                               ------------                              ---------------
                                   1995                                       84.4%
                                   1994                                       85.0
                                   1993                                       86.2
                                   1992                                       87.2
                                   1991                                       88.7


SEASONAL NATURE OF REGIONAL SHOPPING CENTER INDUSTRY

          The regional shopping center industry is seasonal in nature. Mall Store sales and leased Mall GLA are highest in the fourth quarter due to the Christmas selling season. Back-to-school and Easter events also result in sales fluctuations.

          Total Mall Store Sales and leased Mall GLA at the DeBartolo Malls on a quarterly basis were as follows:

                                           % OF MALL STORE SALES                     LEASED MALL GLA
                                         -------------------------             ---------------------------
                                          1995             1994                  1995               1994
                                        --------         ---------             --------           --------

         1st Quarter                       21.0%             21.3%                84.0%             85.1%
         2nd Quarter                       22.2%             21.7%                84.0%             83.8%
         3rd Quarter                       22.9%             22.7%                83.3%             84.1%
         4th Quarter                       33.9%             34.3%                84.4%             85.0%
                                          ------            ------
                                          100.0%            100.0%
                                          ======            ======

         Minimum rental rates and tenant recoveries generally are not subject to seasonal factors. However, the majority of new stores open in the second half of the year in anticipation of the Christmas and back-to-school selling seasons. Accordingly, occupancy levels and therefore revenues are lower in the first two quarters and highest in the fourth quarter. The majority of store closings occur in the first quarter after the more profitable holiday season.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         As of December 31, 1995, the Company's balance of cash and cash equivalents, restricted cash and short term investments less amounts held for shareholder distributions was $25 million, including its proportionate share of cash held by unconsolidated joint ventures. In addition to its cash reserves, the Company has unused borrowing capacity of approximately $225 million, which use is restricted in some instances to certain properties. Capital available includes contractual borrowing commitments, subject to customary lender approval rights, of approximately $82.8 million for capital expenditures on properties securing the respective mortgages.

FINANCINGS AND REFINANCINGS

         During 1995, the Company completed various financing and refinancing activities which unencumbered three properties.

         The Company completed a public offering of 6,000,000 shares of common stock in August, 1995 generating net proceeds of approximately $80.4 million. These proceeds were principally used to repay existing mortgage debt at two properties. The Company also drew $50.0 million under its then existing revolving credit facility to repay existing debt at one property in anticipation of a redevelopment and expansion of this property. The Company also unencumbered two additional properties with a lender by assigning the liability for these mortgage notes to two other properties currently encumbered with mortgages due to this lender.

         In December, 1995 the Company expanded its revolving credit facility from $50 million to $120 million (availability increased to $94.5 million, $55 million of which was immediately drawn ) with a future expansion to $150 million (increasing availability to $144.5 million) in the first quarter of 1996. This facility is secured by three properties, two of which were unencumbered by the above-mentioned transactions. This new 3-year facility carries an interest rate of LIBOR plus 175 basis points, representing a 50 basis point reduction in interest rates from the prior facility. The Company estimates its share of borrowing capacity for four unencumbered properties is approximately $88 million.

         In May, 1995 the Company extended the maturity of the debt on one property for 18 months which also increased the note rate from 6.4% to 8.34% for this period. Three loans totaling $44.1 million for one DeBartolo Property were refinanced in September, 1995 for a total of $59.5 million ($46.5 million currently outstanding), providing additional borrowing of $13.0 million to be drawn upon over the next twelve months for the expansion and renovation of that property. The new debt has an interest rate of 7.43% and matures in September, 2007. The weighted average interest rate on the maturing debt was 9.20%. A loan in the amount of $55 million was restructured in December, 1995 at the same principal amount, which extended the maturity by seven years and reduced the interest rate from 8.88% to 7.42%.

DEBT

         The Company's pro rata share of debt is approximately $1.55 billion which includes the Company's pro rata share of debt applicable to the nonconsolidated joint ventures of $249.5 million. The Company's pro rata share of total floating rate debt is $275.5 million and is subject to the below-mentioned interest rate swaps and interest rate caps. Interest savings resulting from the rate caps totaled $2.8 million in 1995.

         During December 1995, the Company entered into an interest rate swap agreement to pay LIBOR at (i) 4.75% on approximately $218 million of debt through April 1997 and (ii) 5.71% on $87.2 million of debt from May 1997 through April 2001. As part of this arrangement, the Company assigned the following interest rate caps (i) 4.75% through April 1996 and 5.25% from May 1996 through April 1997 on approximately $131 million of debt and (ii) 4.75% through April 1996 on $87.2 million of debt. The Company has an interest rate cap which limits interest on $87.2 million of debt to no more than LIBOR of 8.44% for the period May 1996 through March 2001. The effect of this transaction is to extend the former interest rate protection agreements beyond their expiration dates at interest rates that are equal to or less than the prior agreement levels.

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

         The interest coverage ratio based on the Company's share of EBITDA and interest expense was 2.09:1 in 1995 and 2.02:1 in 1994.

CAPITAL RESOURCES

         The Company's management anticipates that its cash generated from operating performance will provide the necessary funds for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to shareholders in accordance with REIT requirements. The Company also believes that it has capital and access to capital resources, including additional borrowings and issuances of debt or equity securities, sufficient to expand and develop its strategic plan for growth.

CAPITAL EXPENDITURES

         Strategic Expansions and Renovations. Historically, expansions and major renovations of DeBartolo Malls have been a substantial source of increased cash flow. The Company focuses its expansion and renovation programs primarily where additions, expansions or replacements of Anchors are planned and where market rents on major lease rollovers can be further increased. The addition of food courts, theaters and other traffic-generating tenants are frequently integrated with these programs. The effect is to leverage renovation dollars by targeting key opportunities to reinvigorate the merchandising, leasing and marketing of a mall and its peripheral property. Related investments by Anchors in expanding or renovating their stores provide additional leverage. The Company announced during the quarter ending September 30, 1995 plans to invest approximately $500 million over a five year period in strategic redevelopment programs at the

DeBartolo Properties ("Planned Capital Investment Strategy").

          The following table sets forth the components of capital expenditures showing both the total capital expenditures and the amount attributable to the Company's interest in the DeBartolo Properties:

                                        TOTAL PORTFOLIO CAPITAL EXPENDITURES                   COMPANY'S SHARE OF TOTAL
                                     -------------------------------------------       ----------------------------------------
                                      1995     1994    1993       1992     1991         1995    1994     1993    1992     1991
                                     ------   ------  ------     ------   ------       ------  ------   ------  ------   ------
                                                   (IN MILLIONS)                                    (IN MILLIONS)

New Developments                     $ 6.6   $  21.7  $   3.7   $  12.4  $  71.8       $  6.6  $ 21.7   $  3.7  $  12.4  $  65.7
Renovations and Expansions            51.7      72.0     43.5      21.6     16.3         41.5    24.1     23.7     12.7     15.0
Tenant Allowances                      9.4      11.3      4.9       7.3      5.3          7.0     8.5      4.8      6.7      4.9
                                     -----   -------  -------   -------  -------       ------  ------   ------  -------  -------
     Total                           $67.7   $ 105.0  $  52.1   $  41.3  $  93.4       $ 55.1  $ 54.3   $ 32.2  $  31.8   $ 85.6
                                     =====   =======  =======   =======  =======       ======  ======   ======  =======  =======


               The following summarizes the total portfolio capital expenditures for 1995 as shown on the statements of cash flows:


                                          Total
                                      Per Statements                New          Renovations              Tenant
                                       of cash flow             Developments    and Expansions          Allowances
                                      --------------            ------------    --------------          ----------
Consolidated Properties                   $51.3                     $6.6             $38.0                 $6.7

Nonconsolidated Properties                  9.7                       --               7.9                  1.8

Property accounted for
    under the cost method                   6.7                       --               5.8                  0.9

                                          -----                     ----             -----                 ----


    Totals                                $67.7                     $6.6             $51.7                 $9.4
                                          =====                     ====             =====                 ====



            Capital expenditures in 1995 for new developments primarily represent costs to develop Indian River Mall and an adjacent community center in Vero Beach, Florida.

         The Company completed strategic renovations and expansions at ten properties in 1995. The aggregate costs of the projects completed was $36 million of which the Company's share was approximately $30 million. The table below summarizes strategic expansions and renovations completed during 1995. The Company's share of capital expenditures relating to these projects totaled $27.7 million in 1995.

                                                                                                                   OWNED/
                                                                                                                   LEASED
                                                                                                ADDITIONAL           BY
       PROPERTY                  ACTIVITY                      SPACE                             SQ. FT.           ANCHOR
       --------                  --------                      -----                            ----------         ------

Bay Park Square                Expansion/Renovation           Kohl's                              20,000            Owned
                               Addition                       Elder-Beerman(1)                    75,000           Leased
                               Addition                       Theatre                             32,913        Ground Leased
                               Addition                       Food Court                           7,000             --
                               Renovation                     Mall GLA                               --              --

Biltmore Square                Addition                       Goody's                             30,000           Leased

Cheltenham Square              Addition                       ShopRite                            65,701           Leased
                               Addition                       Home Depot                         130,000        Ground Leased

Coral Square                   Renovation                     Mall GLA                               --              --

Eastern Hills Mall             Addition                       Waccamaw                            45,000           Leased

Glen Burnie Mall               Addition                       Dick's Sporting Goods               61,000           Leased
                               Expansion                      Toys "R" Us                          7,000           Leased
                               Renovation                     Mall GLA                               --              --

Lima Mall                      Expansion                      Elder-Beerman(1)                    26,351           Leased

Southern Park Mall             Expansion/Renovation           Dillard's                           52,000            Owned

Virginia Center Commons        Addition                       Sears                              129,934            Owned

West Town Mall                 Addition                       Mall GLA                            65,000             --

- --------------------------------

       (1) Tenant operating under bankruptcy protection.

         The table below summarizes strategic expansions and renovations for which construction or predevelopment was in process at December 31, 1995. In 1995, the Company's share of capital expenditures relating to these projects was approximately $14 million.

                                                                                                                   OWNED/
                                                                                                                   LEASED
                               PLANNED                                                 ADDITIONAL                BY ANCHOR/
       PROPERTY                ACTIVITY                   SPACE                          SQ. FT.              SPECIALTY ANCHOR
       --------                --------                   -----                        ----------             ----------------
Aventura Mall                  Expansion                  JCPenney                         60,000                  Leased
                               Expansion                  Lord & Taylor                    40,000               Ground Leased
                               Expansion                  Sears                            22,000                   Owned
                               Addition                   Theatre                          85,000                  Leased
                               Addition                   Bloomingdale's                  252,000               Ground Leased
                               Addition                   Mall GLA                        250,000                    --
                               Addition                   Parking Deck                         --                    --

Chautauqua Mall                Addition                   JCPenney                         55,000                  Leased
                               Addition                   Office Max                       24,000                  Leased
                               Addition                   JoAnn Fabrics                    11,000                  Leased
                               Addition                   Food Court                        4,000                    --
                               Renovation                 Mall GLA                             --                    --

Lafayette Square               Expansion                  L.S. Ayres                       11,000               Ground Leased
                               Addition                   Waccamaw                         53,000                  Leased
                               Renovation                 Mall GLA                             --                    --
                               Addition                   Food Court                        6,000                    --

Randall Park Mall              Addition                   Burlington Coat                 164,000                  Leased

Southern Park Mall             Renovation                 Mall GLA                             --                    --
                               Addition                   Food Court                        7,000                    --
                               Addition                   Mall GLA                         10,000                    --
                               Addition                   Theatre                          38,000                  Leased

Summit Mall                    Expansion                  Dillard's                       107,000                  Leased
                               Addition                   Food Court                        8,000                    --
                               Renovation                 Mall GLA                             --                    --

University Park Mall           Expansion                  L.S. Ayres                       33,000                   Owned
                               Addition/Renovation        Mall GLA                         33,000                    --
                               Addition                   Food Court                        8,000                    --

West Town Mall                 Renovation                 Food Court                           --                    --
                               Addition                   Theatre                          75,000                  Leased
                               Addition                   Parking Deck                         --                    --

         The Company, either on its own behalf or in conjunction with activities of department stores, anticipates commencing within the next 12 months the following projects:


                               PLANNED                                                 ADDITIONAL                  OWNED/
      PROPERTY                 ACTIVITY                   SPACE                          SQ. FT.                   LEASED
      --------                 --------                   -----                        ----------                  ------
Biltmore Square                Expansion                  Theatre                          18,000                  Leased

Century III Mall               Renovation                 Mall GLA                             --                    --

Columbia Center                Addition                   Theatre                          33,000                  Leased
                               Addition                   Barnes & Noble                   25,000                  Leased


The Florida Mall               Addition                   Saks Fifth Avenue               100,000                  Leased


Grove at Lakeland Square       Addition                   Sports Authority                 44,000                  Leased

Northfield Square              Addition                   Theatre                          30,000                  Leased

Northgate Mall                 Addition                   Toys "R" Us                      42,000                  Leased

Richardson Square              Renovation                 Mall GLA                             --                    --
                               Addition                   Food Court                        5,000                    --
                               Addition                   Waccamaw                         55,000                  Leased
                               Addition                   Barnes & Noble                   27,000                  Leased

Terrace at The Florida Mall    Addition                   Waccamaw                         51,000                  Leased


       Tenant Allowances. The Company's strategy to maximize performance of the existing portfolio includes providing tenant allowances to modernize and regenerate specialty store space and also to attract specific tenants aimed at increasing customer traffic as well as increasing rents. The Company's share of recurring tenant allowances paid during 1995 was $7.0 million as compared to the $8.5 million spent in 1994.

CASH GENERATED BEFORE DEBT REPAYMENTS AND CAPITAL EXPENDITURES

       Management believes that cash generated before debt repayments and capital expenditures (commonly referred to as funds from operations) provides an important indicator of the financial performance of the Company. Cash generated before debt repayments and capital expenditures is defined as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property (other than adjacent land located at DeBartolo Properties after April 21, 1994), plus depreciation and amortization and other non-cash items, and after adjustments for unconsolidated partnerships and joint ventures. Accordingly, management expects that cash generated before debt repayments and capital expenditures will be the most significant factor considered by the Board of Directors in determining the amount of cash dividends the Company will make to shareholders.

       The Company's management believes that cash generated before debt repayments and capital expenditures is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. Cash generated before debt repayments and capital expenditures is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating cash generated before debt repayments and capital expenditures may be different from the methods used by other REITs to calculate funds from operations. Cash generated before debt repayments and capital expenditures: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows for operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

       The following shows cash generated before debt repayments and capital expenditures:

(Dollars in millions, except per share data)                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                         1995              PRO FORMA 1994
                                                                              -------------------------- ------------------
Net Income before extraordinary items and
   Limited Partners' interest in the Operating Partnership                            $ 46.3                     $ 40.6

Adjustments for non-cash items:
   Depreciation and amortization(1)                                    $ 90.8                     $ 83.5
   Straight-line rent accrual (2)                                        (3.1)                      (4.8)
   Deferred stock compensation expense and other                         (0.6)          87.1         4.2           82.9
                                                                      --------       -------    ---------       -------
                                                                                       133.4                      123.5
Other adjustments:
   Gain on sale of operating property (3)                                              (3.8)                      (3.3)
                                                                                     -------                    -------

Cash generated before debt repayments and capital
   expenditures                                                                       $129.6                     $120.2
                                                                                      ======                     ======

Company's share of cash generated before debt
   repayments and capital expenditures                                               $  77.9                    $  70.6
                                                                                     =======                    =======


(1) The adjustment for depreciation and amortization is comprised of the following:


                                                            Year Ended December 31, 1995                                   Pro Forma
                                               ----------------------------------------------------------------              1994
                                               Consolidated     Nonconsolidated                       Company's            Company's
                                                Properties         Properties         Total             Share                Share
                                               ------------     ---------------       -----           ---------            ---------
Depreciation of building and improve-
   ments and amortization of deferred
   leasing expenses                                  $57.8               $23.7         $81.5              $69.4               $65.5
Amortization of formation costs                       11.1                 1.9          13.0               12.7                14.6
Write-off of assigned interest rate
   protection agreements                               4.2                  --           4.2                4.2                  --
Depreciation of furniture, fixtures
   and equipment                                       0.8                 0.4           1.2                0.9                 0.8
Amortization of interest rate
   protection agreements                               3.1                  --           3.1                3.1                 2.6
Amortization of deferred loan costs                    0.5                  --           0.5                0.5                   -
                                                   --------------------------------------------------------------------------------
                                                     $77.5               $26.0        $103.5              $90.8               $83.5
- -----------------------------------------------------------------------------------------------------------------------------------
                                                   --------------------------------------------------------------------------------


(2)   Represents reduction for the straight-lining of minimum rents under GAAP.

(3)   The 1995 adjustment represents gain on the sale of a partnership interest in a mall development site acquired from the DeBartolo Group and simultaneously sold to a third party. The 1994 adjustment represents gains prior to
      April 21, 1994.


         For 1995, cash generated before debt repayments and capital expenditures rose 7.8% to $129.6 million from $120.2 million in 1994.

ECONOMIC CONDITIONS

         In the last four years, inflation has not had a significant impact on the Company because there has been disinflation in apparel pricing which has slowed the growth of tenant sales. In the event of higher inflation, however, substantially all of the tenants' leases contain provisions designed to mitigate the impact of inflation on the Company. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and escalation clauses, which generally increase rental rates during the terms of leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of property operating expenses, thereby reducing the Company's exposure to increases in costs and property operating expenses resulting from inflation.


Part III, Item 11 of the Company's Form 10-K for the year ended December 31, 1995 is deleted and replaced in its entirety by the following:



ITEM 11.  EXECUTIVE COMPENSATION



         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company, the Operating Partnership and the Property Manager for the fiscal years ending December 31, 1995 and the partial year ending December 31, 1994, of those persons who were, at December 31, 1995, (i) the Chief Executive Officer and (ii) each of the Company's four other most highly compensated executive officers (collectively, the "named executive officers"). The Company commenced operations on April 21, 1994.

                           SUMMARY COMPENSATION TABLE


- ---------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                               LONG-TERM
                                                                                         COMPENSATION

(a)                                (b)          (c)           (d)          (e)          (g)           (h)             (i)
                                                                                     SECURITIES     PAYOUTS           ALL
                                                                      OTHER ANNUAL   UNDERLYING                      OTHER
                                                                         COMPEN-      OPTIONS        LTIP            COMPEN-
                                              SALARY        BONUS         SATION      (NUMBER       PAYOUTS          SATION
NAME AND PRINCIPAL POSITION1       YEAR        ($)           ($)          ($)       OF SHARES)       ($)             ($)
- ---------------------------        ----      --------     --------    ------------  ----------    ---------         -------
Edward J. DeBartolo, Jr.           1995      $308,769          -0-          -0-         -0-             -0-            -0-
Chairman of the Board              1994      $208,767(2)       -0-          -0-         -0-             -0-            -0-

Richard S. Sokolov                 1995      $488,885     $160,558          -0-         -0-        $244,282(10)     $79,942(12)
Chief Executive Officer,           1994      $324,586(2)   $59,316(5)       -0-         -0-        $244,282(11)      $5,168(13)
President

James R. Giuliano, III             1995       $283,038     $92,950          -0-         -0-         $96,250(10)      $6,462(14)
Senior Vice President, Chief       1994       $187,674(2)  $37,806(5)       -0-         -0-         $96,250(11)      $1,120(15)
Financial Officer and
Treasurer

F. Carl Dieterle, Jr.              1995      $257,254      $86,125      $45,000(6)      -0-         $80,204(10)      $4,464(16)
Senior Vice President              1994       $74,039(3)   $27,066(5)   $25,000(7)      -0-         $80,190(11)         672(15)

Robert L. Ferguson                 1995      $257,308      $84,500      $32,835(8)      -0-         $80,204(10)      $6,436(17)
Senior Vice President              1994      $163,731(4)   $27,066(5)   $53,443(9)      -0-         $80,190(11)        $980(15)
- ---------------------------------------------------------------------------------------------------------------------------

- ----------

1 The principal position shown for each named executive officer represents the individual's position with the Company and/or with the Property Manager.

2        Consists of base salary since April 21, 1994.

3 Consists of approximately three months of base salary for Mr. Dieterle, who became Senior Vice President effective September 8, 1994; he was not employed by the Company prior to that time.

4        Consists of approximately eight months of base salary for Mr.
         Ferguson, who became Senior Vice President effective May 9, 1994; he was not employed by the Company prior to that time.

5 Bonus payments were based upon a six month plan period due to the Company not commencing operations until April 21, 1994.

6        Mr. Dieterle received a $40,000 relocation allowance in 1995.

7        Mr. Dieterle received a $25,000 relocation allowance in 1994.

8 Mr. Ferguson received a $20,835 relocation allowance in 1995, as well as a $12,000 automobile allowance in 1995.

9        Mr. Ferguson received a $50,000 relocation allowance in 1994.

10 On March 20, 1996, the Company's officers earned and were issued unrestricted shares of the Company's

         Common Stock pursuant to the Long-Term Incentive Deferred Stock Award component of the DeBartolo Realty Corporation 1994 Stock Incentive Plan. The value of such shares was calculated based upon the number of shares granted to the individual officer multiplied by the market value at the date of issuance ($13.75). The number of shares issued to each executive officer was: Mr. Sokolov: 17,766 shares; Mr. Giuliano: 7,000 shares; Mr. Dieterle: 5,833 shares and Mr. Ferguson: 5,833 shares. The awards were earned based on the Company's financial performance for the fiscal year ended December 31, 1994.

11 On April 11, 1995, the Company's officers earned and were issued unrestricted shares of the Company's Common Stock pursuant to the Long-Term Incentive Deferred Stock Award component of the DeBartolo Realty Corporation 1994 Stock Incentive Plan. The value of such shares was calculated based upon the number of shares granted to the individual officer multiplied by the market value at the date of issuance ($13.75). The number of shares issued to each executive officer was: Mr. Sokolov: 17,766 shares; Mr. Giuliano: 7,000 shares; Mr. Dieterle: 5,832 shares and Mr. Ferguson: 5,832 shares. The awards were earned based on the Company's financial performance for the fiscal year ended December 31, 1994.

12 On June 2, 1994, Mr. Sokolov was granted 26,446 shares of deferred stock. Unlike restricted stock, the awards do not confer any rights of beneficial ownership until they vest, which occurs ratably over five years from the date of grant. Accordingly, the value attributable to these awards will be reported as a component of "all other compensation" for the years in which the awards vest. On April 11, 1995, 5,289 shares of deferred stock vested. The market value of such shares was calculated based upon the number of shares vesting
         multiplied by the market value at the date of issuance ($13.75).   The
         Company made contributions to Mr. Sokolov's tax- qualified 401(k) plan totaling $6,000 and paid insurance premiums totaling $1,218 for term life insurance.

13 The Company made contributions to Mr. Sokolov's tax-qualified 401(k) plan totaling $4,048 and paid insurance premiums totaling $1,120 for term life insurance.


14 The Company made contributions to Mr. Giuliano's tax-qualified 401(k) plan totaling $6,000 and paid insurance premiums totaling $462 for term life insurance.

15 Represents the dollar value of insurance premiums paid by the Company on behalf of the named office for term life insurance.

16 The Company made contributions to Mr. Dieterle's tax-qualified 401(k) plan totaling $2,448 and paid insurance premiums totaling $2,016 for term life insurance.

17 The Company made contributions to Mr. Ferguson's tax-qualified 401(k) plan totaling $5,218 and paid insurance premiums totaling $1,218 for term life insurance.

MANAGEMENT INCENTIVE COMPENSATION PLAN

         Key executives and managers of the Company, including the Property Manager, are eligible to receive annual bonus awards at the discretion of the Committee. Awards are made in cash, and range from 15% to 75% of base salary, based on achievement of performance criteria set by the Committee.

EMPLOYMENT AGREEMENTS

         The Company and the Property Manager have entered into employment agreements with Messrs. Sokolov and Giuliano. Each agreement provides for a minimum one-year term, which will be automatically renewed for successive one-year periods until either party gives notice of its intention not to so renew. In the event that the Company or the Property Manager elects not to renew the agreement, or in the event the executive's employment is terminated without "Cause" or for "Good Reason" (as defined in the agreements), the executive will receive a severance payment equal to at least one year's base salary and bonus and will receive accelerated vesting of certain Deferred Stock awards. The Property Manager entered into letter agreements with Messrs. Dieterle and Ferguson which, provide that in the event of a termination Messrs. Dieterle and Ferguson will be entitled to one year's base salary and payment of any bonus earned as of the date of termination.

401(K) PLAN

         The Property Manager has adopted a tax-qualified 401(k) plan (the "401(k) Plan") for participation by its employees generally. The 401(k) Plan provides that employees may contribute (subject to Code limitations) to a tax-deferred savings account from between 1% and 16% of their eligible compensation. The Property Manager provides matching contributions on a dollar-for-dollar basis up to 4% of the employees' eligible compensation. The 401(k) Plan also provides that employees may borrow from their accounts under certain circumstances and may direct how their accounts will be invested.


OPTION GRANTS

         The Company has made no option grants to named executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Edward J. DeBartolo, Jr., Chairman of the Board of Directors, is the President and Chief Executive Officer and a director of EJDC. Anthony W. Liberati, a Director of the Company, served as Executive Vice President/ Chief Operating Officer of EJDC until his retirement from EJDC in 1995.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:


DeBARTOLO REALTY CORPORATION



/s/ James R. Giuliano, III
- --------------------------------------------
Name:    James R. Giuliano, III
Title:   Senior Vice President, Chief Financial Officer and Director
Date:    June 26, 1996