Form 10-Q/A
period 1996-03-31
DEBARTOLO REALTY CORP
filed 1996-06-26
CIK 912045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q

                    AMENDMENT TO ANNUAL REPORT FILED PURSUANT
          TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                         Commission file number 1-12558

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

Part 1, Item 2 of the Company's Form 10-Q for the quarterly period ended March 31, 1996 is deleted and replaced in its entirety by the following:

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

   During the first quarter of 1996, the Company invested $32.0 million ($22.1 million Operating Pertnership's share) including $14.5 million for consolidated properties in its development program. The Company is progressing on the construction of Indian River Mall incurring first quarter 1996 costs of $6.1 million. Construction commenced on mall renovations and food court additions at Chautauqua Mall and Lafayette Square. Expansions at Summit Mall and University Park Mall are nearing completion with grand reopenings scheduled for the fall of 1996. Burlington Coat Factory at Randall Park Mall opened in April, 1996. At The Florida Mall, work on the new Saks Fifth Avenue store is proceeding on target for its fall 1996 opening.

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

The Company's management believes that cash generated before debt repayments and capital expenditures is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. Cash generated before debt repayments and capital expenditures is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating cash generated before debt repayments and capital expenditures may be different from the methods used by other REITs to calculate funds from operations. Cash generated before debt repayments and capital expenditures: (i) does not represent cash flow from operations as defined by generally accepted acounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows for operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

The following shows cash generated before debt repayments and capital expenditures:

                                                                         FOR THE THREE-MONTH PERIOD ENDED
                                                                  ------------------------------------------------
                                                                  MARCH 31, 1996 (1)            MARCH 31, 1995 (1)
                                                                  ------------------            ------------------
     Income before extraordinary items and Limited
        Partners' Interest in the Operating Partnership                   $    13.8                     $   11.7

     Adjustments for non-cash items:
        Depreciation, amortization and other (2)              $    19.8                    $   20.7
        Deferred stock expense and other                            0.1        19.9            (0.2)        20.5
                                                                    ---        ----            -----        ----
                                                                               33.7                         32.2
     Other adjustments:
        Gain on sale of assets (3)                                              ---                         (3.8)
                                                                                ---                         -----

     Cash generated before debt repayments and
        capital expenditures                                              $    33.7                     $    28.4
                                                                          =    ====                     =    ====

     Company's share of cash generated before debt
        repayments and capital expenditures                               $    20.8                     $    16.7
                                                                          =    ====                     =    ====


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

(2)   The depreciation, amortization and other is comprised of the following:

                                                THREE MONTHS ENDED MARCH 31, 1996
                                   ------------------------------------------------------------         1995
                                   CONSOLIDATED      NONCONSOLIDATED                  COMPANY'S       COMPANY'S
                                    PROPERTIES          PROPERTIES       TOTAL          SHARE           SHARE
                                   ------------      ---------------     -----        ---------       ---------
Depreciation of building and
    improvements and
    amortization of deferred
    leasing expenses                  $15.3               $5.2           $20.5          $17.4           $16.8
Amortization of formation
    costs                               2.4                0.1             2.5            2.4             3.9
                                      -----               ----           -----          -----           -----
                                      $17.7               $5.3           $23.0          $19.8           $20.7
                                      =====               ====           =====          =====           =====

(3) The 1995 adjustment represents a gain on the sale of a partnership interest in a mall development site acquired from the DeBartolo Group and simultaneously sold to a third party.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:


DeBARTOLO REALTY CORPORATION



/s/ James R. Giuliano, III
- ----------------------------------------------
Name:    James R. Giuliano, III
Title:   Senior Vice President, Chief Financial Officer and Director
Date:    June 26, 1996